Form 10QSB
period 1995-07-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1995-09-21
CIK 806384

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

                               OR

[  ]]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------ to -------.

Commission file number 0-19000
                       -------

              JIM HJELM'S PRIVATE COLLECTION, LTD.
              ------------------------------------
     (Exact name of registrant as specified in its charter)

     Delaware                                13-3337553
     --------                                ----------
     (State or other jurisdiction of         (IRS Employer)
     incorporation or organization)          Identification No.)

         225 West 37th Street, New York, New York  10018
     -----------------------------------------------------

                         (212) 921-7058
     -----------------------------------------------------
          (Registrant's telehone number, including area code)

     -----------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No
    --           ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,372,803 shares of common stock, par value $.0002 per share.

                     JIM HJELM'S PRIVATE COLLECTION, LTD.


                                     INDEX



Part 1.  Financial Information

     Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets at July 31, 1995 and
       October 31, 1994.........................................3

     Consolidated Statements of Income for the three
       and nine months ended July 31, 1995 and 1994.............4

     Consolidated Statements of Cash Flows for the
     nine months ended July 31, 1995 and 1994...................5

     Notes to Consolidated Financial Statements.................6

     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............7

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K...................7

     Signature..................................................8

                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS

                                (Unaudited)
                                  ASSETS

                                             July 31,       October 31,
                                               1995            1994
                                            -----------    -----------
Current assets:
Cash and cash equivalents                    $   62,080     $   39,086
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $81,670 at July 31, 1995 and
  $71,670 at October 31, 1994                 1,805,960      1,308,820
 Inventories                                  1,876,152      1,725,597
 Note receivable                                 10,085         47,496
 Deferred Income taxes                           28,315         40,376
 Prepaid expenses and other current assets      523,404        492,640
                                              ---------      ---------
    Total current assets                      4,305,996      3,654,015

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $305,317 at July 31, 1995 and $256,492
 at October 31, 1994                            194,014        214,330

Other assets
  Deferred income taxes                          27,000         27,000
  Security deposits and other                    97,477        117,377
                                             ----------     ----------
                                             $4,624,487     $4,012,722
                                             ==========     ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable - bank                        $  999,717     $  970,000
  Note payable - other                          200,000           -
  Accounts payable                            1,194,672      1,256,550
  Payroll taxes payable                         455,859        384,147
  Other current liabilities                     150,615        160,304
                                             ----------      ---------
    Total current liabilities                 3,000,863      2,771,001
                                             ----------      ---------
Other long term liabilities                      73,260         76,811

Shareholders' equity
  Preferred stock - $.0001 par value, authorized
  1,000,000 shares; issued and outstanding- none    -               -

  Common stock - $.0002 par value, authorized
  3,333,333 shares; issued and outstanding
    1,372,803 at July 31, 1995 and 1,142,803
    at October 31, 1994                             275            229
  Additional paid-in capital                  1,652,087      1,422,133
  Accumulated deficit                           (56,708)      (203,287)
                                              ----------     ---------
                                              1,595,654      1,219,075
  Less:  Note receivable and accrued
   interest                                      40,300         49,175
         5,000 shares held in treasury            4,990          4,990
                                              ----------    ----------

      Total shareholders' equity              1,550,364      1,164,910
                                              ----------    ----------
                                             $4,624,487     $4,012,722
                                              =========     ==========
See accompanying notes to consolidated financial statements

                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                               STATEMENT OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1995 AND 1994
                                  (Unaudited)

                    THREE MONTHS ENDED   NINE MONTHS ENDED
                         JULY 31,             JULY 31,
                    1995           1994           1995           1994
                    ----------     ----------     ----------     ----------
Net sales           $2,082,003     $1,703,261     $5,639,027     $4,959,179
Cost of goods sold   1,465,398      1,154,389      3,819,705      3,222,358
                     ---------     ----------     ----------     ----------
Gross profit           616,605        548,872      1,819,322      1,736,821

Selling, general and
 administrative ex-
 penses                545,568        529,228      1,609,924     1,444,143
                      --------     ----------     ----------     ---------
Income from continu-
 ing operations before
 provision for income
 taxes                  71,037         19,644        209,398       292,678
Provision for income
 taxes                  21,311          6,115         62,819       102,437
                        ------     ----------     ----------     ---------
Income from continuing
 operations before cum-
 ulative effect of
 change in accounting
 principle              49,726         13,529        146,579       190,241
Loss from discontinued
 operations               -           (38,118)           -         (62,367)
Loss from sale of
 discontinued operations  -           (56,262)           -         (56,262)
                        -------    -----------  -----------      ---------
Income before cumula-
 tive effect of change
 in accounting
 principle              49,726        (80,851)       146,579        71,612
Cumulative effect of
 change in accounting
 principle                -              -               -          75,000
                       ------------ ------------  ------------   ----------
    Net income      $   49,726       ($80,851)      $146,579      $146,612
                       ============ ============  ============   ===========
Net income per com-
 mon and common equi-
 valent share
Income from cont-
  inuing operations $   0.04       $     -          $0.12         $0.16
 Loss from discon-
  tinued operations       -           ($0.03)       $  -         ($0.05)

 Loss from sale of
  discontinued opera-
  tions             $     -           ($0.05)       $    -      ($0.05)
 Cumulative effect
  of change in ac-
  counting prin-
  ciple             $     -        $     -          $    -       $0.06
                    ------------ ------------  ------------ ------------
    Net income      $   0.04          ($0.08)       $0.12        $0.12
                   ============ ============  ============ ============

See accompanying notes to consolidated financial statements


                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                            JULY 31,
                                                       1995      1994
                                                  -------------  ---------
Cash Flows from Operating Activities
 Net Income                                           $146,579   $190,241
Adjustments to reconcile net income
 to net cash used in operating activities:
 Loss from discontinued operations                        -       (62,367)
 Loss from sale of discontinued operations                -       (56,262)
 Cumulative effect of accounting change                   -        75,000
 Depreciation and amortization                          48,825      7,046
 Accrued interest on note receivable                    (2,625)    (2,624)
 Provision for doubtful accounts and trade discounts    10,000     20,102
 Deferred income taxes                                  12,061    (75,000)
 Changes in operating assets and liabilities
   Increase in accounts receivable                    (507,140)  (507,404)
   (Increase) decrease in inventories                 (150,555)   169,557
   Decrease (increase) in note receivable               48,911    (18,000)
   Decrease in miscellaneous receivable                   -        17,509
   (Increase) in prepaid expenses and
     other current assets                              (30,764)   (70,811)
   Decrease (increase) in security deposits
     and other assets                                   19,900    (12,379)
   (Decrease) in accounts payable                      (61,878)      (755)
   Increase in payroll taxes payable and
     other current liabilities                          62,023    126,674
   Decrease in long term liabilities                    (3,551)    (8,090)
                                                  -------------   --------
Net Cash (used in) Operating Activities               (408,214)  (167,563)
                                                  -------------  ---------
Cash Flows From Investing Activities
  Purchase of property and equipment                   (28,509)    (3,376)
  Note receivable from sale of
  discontinued operations                                 -      (103,553)
                                                  ------------  ----------
Net Cash used in Investing Activities                  (28,509)  (106,929)
                                                  ------------  -----------

Cash Flows from Financing Activities
  Net proceeds from short term borrowing               229,717     65,000
  Proceeds from sale of common stock and
    exercise of options and warrants                   230,000    100,000
                                                  ------------   ----------
Net Cash provided by Financing Activities              459,717    165,000
                                                  ------------   ----------

Net increase (decrease) in cash                         22,994   (109,492)
Cash, beginning of year                                 39,086    139,058
                                                  ------------   --------
Cash, end of period                                    $62,080      29,566
                                                       =======   =========

See accompanying notes to consolidated financial statements

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1.

The balance sheet as of July 31, 1995, the statements of income for the nine month periods July 31, 1995 and 1994 and the statements of cash flows for the nine month periods ended July 31, 1995 and 1994 have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 1995 and for all periods presented have been made.
The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 1994 which was filed with the Securities and Exchange Commission.

Note 2.

The operations of the company's subsidiary is included in the company's consolidated financial statements from the acquisition date of October 31, 1990.

Note 3.

Composition of Inventory
                              Fiscal Quarter Ended    Fiscal Year Ended
                                     July 31, 1995     October 31, 1994
                              --------------------    -----------------
Raw materials                             $709,041             $725,698
Work - in - process                        461,928              352,208
Finished Goods                             705,183              647,691
                                       -----------          -----------
                                        $1,876,152           $1,725,597
                                       -----------          -----------

Note 4.

Note Payable - Other

In December 1994, with the consent of the Company's bank, the Company obtained a short term line of credit of up to $200,000 from a shareholder. Interest under this line accrues at a rate of 6% above the banks prime rate. Payment of the principal of this line is subordinate to payment of the Company's revolving line of credit.

                                       6

                      JIM HJELM'S PRIVATE COLLECTION, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended July 31, 1995 as compared to three months ended July 31,
1994
Nine months ended July 31, 1995 as compared to nine months ended July 31,
1994

For the first nine months of the Company's fiscal year ending October 31, 1995 ("Fiscal 1995"), revenues increased to $5,639,027 from $4,959,179 an increase of 14% over the same period a year ago. Net income was $146,579 or $.12 per share for this period as compared to net income of $146,612 or $.16 per share in the first nine months of Fiscal 1994. Included in net income for the first nine months of Fiscal 1994 is $75,000 of income relating to the change in an accounting principle offset by $118,629 loss from discontinued operations. Gross profit as a percentage of sales decreased to 32.3% from 35.0% in the first nine months of the prior year largely due to the product mix. Selling, general and administrative expenses as a percentage of net sales decreased to 28.5% in the current period from 29.5% in the prior period.

For the quarter ended July 31, 1995 revenues increased to $2,082,003 from $1,703,261 an increase of 22.2% over the comparable period a year ago. Net income increased to $49,726 for the quarter ended July 31, 1995 as compared a loss of $80,851 for the period ended July 31, 1994. Gross profit as a percentage of sales decreased to 30% in the quarter ended July 31, 1995 from 32% in the year ago. Selling, general and administrative expenses as a percentage of sales decreased to 26.2% in the current quarter from 31.1% in the comparable period a year ago. In addition to increased profits due to increased sales in the current period the Company reported a loss from discontinued operations and sale of discontinued operations during the prior period of over $94,000.

Liquidity and Capital Resources


The Company's working capital increased to $1,305,133 at July 31, 1995 from $883,014 at October 31, 1994. The Company's current ratio increased to 1.43 to 1 at July 31, 1995 from 1.31 to 1 at October 31, 1994.

During the first quarter of Fiscal 1995, with the consent of the bank, the Company obtained a short term line of credit of up to $200,000 from a shareholder. Interest under this line accrues at a rate of 6% over the bank's prime rate. Payment of the principal of this line is subordinate to the payment of the Company's revolving line of credit.

The Company continues to experience a tight liquidity position, resulting in the need for increased borrowing and sizable short term debt, including payroll tax obligations. In the event the Company was unable to maintain its current borrowing facilities this could result in a severe cash shortage which could negatively impact the company's operations materially.

PART II.   OTHER INFORMATION

      Item 6.     Exhibits and reports on Form 8-K.
                  None.

                                   Signature






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JIM HJELM'S PRIVATE COLLECTION, LTD.
                                                      Registrant




                                   s/Joseph L. Murphy
Dated:  September 19, 1995   By:   -------------------------------------
                                   Joseph L. Murphy
                                       President