Form 10KSB
period 1995-10-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1996-02-08
CIK 806384

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-KSB

[X]               Annual Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

                For the Fiscal Year Ended October 31, 1995

                                    OR

[ ]             Transition Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                       Commission File No.: 0-19000

                   JIM HJELM'S PRIVATE COLLECTION, LTD.
              (Name of Small Business Issuer in its charter)

            Delaware                              13-3337553
     (State or other Jurisdiction            (IRS Employer
     of Incorporation or Organization)       Identification Number)

225 West 37th Street, 5th Floor, New York, New York       10018
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:        (212) 921-7058

 Securities registered pursuant to Section 12(b) of the Exchange Act: None
   Securities registered pursuant to Section 12(g) of the Exchange Act:

                 Common Stock, par value $.0002 per share
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes    X       No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10-
KSB or any amendment to this Form 10-KSB [X].

     The issuer's revenues for its most recent fiscal year were $7,852,892.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on January 22, 1996 was approximately $869,592.

     As of January 23, 1996, the Registrant had outstanding 1,372,803 shares of Common Stock, par value $.0002 per share.

     The Proxy Statement of the registrant to be filed on or before February 28, 1996 is incorporated herein by reference.

                             PART I

Item 1.  Description of Business.

     (a) Background. Jim Hjelm's Private Collection, Ltd. (the "Company"), a Delaware corporation, was organized in April 1986 to design, manufacture and market high quality (sometimes referred to in the industry as "couture quality"), bridal wear and related accessories.

     The Company has two principal designers. Mr. Jim Hjelm has been designing bridal gowns and related items for approximately 25 years. He began his career as a bridal designer with the House of Bianchi, Boston, Massachusetts, another couture quality bridal gown manufacturer. Mr. Hjelm then served as the head designer of Priscilla of Boston, Boston, Massachusetts, for 18 years. From 1980 until he left in 1986 to organize the Company, he was a principal designer for Galina Bouquet, New York, another couture quality bridal gown manufacturer. While at Priscilla of Boston, he personally designed the wedding gowns for the daughters of President Johnson and President Nixon.

     During its fiscal year ended October 31, 1993 ("Fiscal 1993") the Company engaged Mr. Lazaro Perez as its second bridal gown designer. Lazaro (the name under which Mr. Perez designs), had previously designed for Riccio, and studied at Chicago's Ray College of Design, where he won an award for "Best New Bridal Designer." Lazaro's designs have enabled the Company to diversify and add depth to its product lines. Lazaro's dresses are marketed by the Company under the name "Lazaro."

     Both Jim Hjelm and Lazaro are frequently featured in articles and advertisements published in Bride's and Your New Home and Modern Bride magazines. Major fashion department stores and bridal boutiques have featured both designers and their work in advertisements, in store customer showings, and in retail area displays.

     (b) Business. The Company is engaged in the design, manufacture and distribution of bridal gowns, veils and bridesmaids dresses. Until its fiscal year ended October 31, 1994 ("Fiscal 1994"), the Company's wholly-owned subsidiary, Exclusives For the Bride, Inc., operated a retail store in San Antonio, Texas. In July 1994, the Company discontinued this operation and sold the assets to an unaffiliated party. See Item 7. "Financial Statements" below.

    Manufacturing: The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items (the "Private Collection" and the "Lazaro" line) emphasize traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect the Company's emphasis on quality and design originality. Wholesale prices for these lines of the Company's bridesmaid gowns and bridal gowns range from $90 to $120 and $725 to $1,250, respectively, with suggested retail prices ranging from between $180 and $240 for bridesmaid gowns and $1,500 to $2,500 for bridal gowns.

     The Company also produces a secondary line of less expensive bridal gowns called "Visions" which employs the styling that is comparable to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for the "New Traditions" range from $350 to $550 and the retail prices range from $700 to $1,100.

     The Company utilizes the effort of its employees and several independent contractors to assemble its dresses. The Company maintains strict quality control over the contractors and supplies the contractors with cut pattern pieces. There are no written agreements between the Company and these contractors, enabling the Company to utilize each contractor on an as-needed basis. The Company also makes custom alterations on its basic designs at a customer's request. The Company charges the customer for custom alterations.

     The Company has identified quality bridal boutiques or bridal departments in women's high fashion clothing stores to market its products. During its fiscal year ended October 31, 1995 ("Fiscal 1995"), no customer accounted for more than ten percent of the Company's sales.

     The Company's lines of gowns for its next season are introduced at fashion shows held at the Company's showroom or at fashion shows held at a hotel. The Company also displays its products at regional markets and seasonal bridal fashion shows sponsored by its retail customers at the retail customer's showroom, sometimes called "trunk shows." These trunk shows are generally supported with local advertising paid for by the Company's retail customer.

     Both Jim Hjelm and Lazaro, its principal designers, personally participate in the Company's marketing efforts by directly contacting potential retail accounts, personally appearing at seasonal bridal fashion shows and trunk shows, and otherwise being available for showing the Company's lines of bridal products. Management believes that its designers' personal participation in the marketing of the Company's products enhances the Company's ability to obtain retail accounts for its products. The Company also employs a full-time sales manager and four salespeople.

     The Company advertises in periodicals and other publications dealing with the bridal industry in advance of and during each bridal season. The Company's dresses have been advertised in Bride's and Your New Home and Modern Bride magazines. This advertising is directed toward displaying the Company's products in a manner that enhances the general perception of the quality of the Company's gowns and the Company's reputation.

     The primary raw materials necessary for the Company's business are quality fabrics such as silks, taffetas and laces. The Company maintains a minimum inventory of these raw materials as it needs for its orders. Other than as set forth below, the Company is generally able to obtain necessary materials easily.

     Prior to Fiscal 1994, the Company imported beaded lace from Haiti. During Fiscal 1994, due to an embargo of goods, the Company experienced difficulty in obtaining beaded lace from Haiti. The Company has developed alternative suppliers of lace, both domestically and abroad, in order to minimize the effect of reliance on any one supplier on its production. However, although the Company utilized these suppliers, the Company continued to experience delays in receiving beaded lace. China has become a major source of beaded lace. The United States has import quotas on beaded lace from China which were filled in September 1994. The Company was not able to receive any additional beaded lace from China until January 1995, thus delaying the manufacture of several styles of dresses. As a result, the Company was required to utilize domestic manufacturers at higher costs in order to fill its orders. Although the political situation in Haiti has stabilized, the Company does not anticipate utilizing Haitian suppliers at the level it did prior to the embargo because of the instability in receiving supplies of beaded lace from Haiti. The Company's present plan is to continue to use domestic and other international suppliers for its purchases of beaded lace.

     Although the bridal industry is generally seasonal, with showings to retail buyers in advance of the Spring and Fall seasons, the Company's business has only experienced slight seasonal fluctuations, with a slight decrease in its fourth quarter.

     The couture-quality traditional bridal wear industry is highly competitive. In marketing its bridalwear and bridesmaid gowns, the Company competes directly with the House of Bianchi, Priscilla of Boston, Galina Bouquet, the Diamond Collection, Watters & Watters, Bari Jay, and others who currently market high fashion traditional bridal wear. Competition with these firms is intense. Although the Company's sales represent a small percentage of the bridal gown market (less than one percent), the Company competes on the basis of prestige, design, quality, service and price.
     In its marketing efforts, the Company emphasizes the couture quality of its products and the public recognition of Jim Hjelm and Lazaro, including their experience and reputation in the industry. In the Company's view, the ability of the Company to continue to successfully compete is dependent upon the continued development and maintenance of a line of high quality, fashionable bridal wear and the promotion of the reputations of Jim Hjelm, Lazaro and other recognized designers that the Company employs.

     The Company employs approximately 40 full-time employees, including three of its executive officers.


ITEM 2.  Description of Property.

     The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center." which primarily contains garment manufacturers and office space. The premises are occupied pursuant to a lease with an unaffiliated party, which expires in January 2003. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also maintains showroom space at 501 Seventh Avenue, New York, New York pursuant to a lease with an unaffiliated party, which expires in 2002. This space is solely utilized to display the Company's products to buyers. The Company maintains a permanent showroom in the Chicago bridal mart building pursuant to a month-to-month lease with an unaffiliated party.

ITEM 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended October 31, 1995, no matters were submitted to a vote of the security holders of the Company.

                            PART II


ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     (a) The Common Stock of the Company (the "Common Stock") is traded in the Over-the-Counter market and is quoted on the NASDAQ System. Effective November 15, 1994, in order to satisfy the minimum bid price requirement for continued inclusion on NASDAQ, the Common Stock was split 1 for 3. All numbers set forth below reflect this event.

     The following table sets forth, for the Company's last two fiscal years, high and low bid quotations for the Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.



Quarter Ended            High Bid  Low Bid

Fiscal 1994

January 31, 1994         3.093*    2.437*
April 30, 1994           3.18*     2.154*
July 31, 1994            3.00*     2.25*
October 31, 1994         2.061*    1.875*

Fiscal 1995

January 31, 1995         1.56       .32
April 30, 1995           1.08       .56
July 31, 1995            1.00       .40
October 31, 1995         2.00      1.00



*Estimated due to reverse stock split

     On January 22, 1996, the closing bid and asked prices in the Over-the-Counter market for the Common Stock as reported by NASDAQ were $.875 and $1.00, respectfully.

     (b) At January 23, 1996, there were approximately 201 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" name.

    (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations - Fiscal 1995 as Compared to Fiscal 1994

     For Fiscal 1995, revenues were $7,852,892 as compared to $5,812,585 in Fiscal 1994, an increase of $2,040,307 or 35.1%.
Management attributes the increase in sales to an increase in the sales of the Lazaro line as well as an increase in its "Occasions" line of bridesmaids' dresses.

     The Company's gross profit margin decreased in Fiscal 1995 to 36.0% from 38.9% in Fiscal 1994. The Company attributes this decrease to a shift in its product mix, as well as additional production costs incurred as a result of a production delay with a subcontractor in the Far East.

     Selling, general and administrative ("SG&A") expenses decreased to 32.9% of sales in Fiscal 1995 as compared to 35.4% of sales in Fiscal 1994. This was due to the Company benefiting from economies of scale due to the increase in sales volume.

     The Company generated net income of $63,586 or $.05 per share for Fiscal 1995 as compared to a net loss of $2,696 or $.00 per share for Fiscal 1994. The net loss during Fiscal 1994 included a one-time gain of $75,000 due to a change in accounting principle relating to accounting for income taxes, which offset a loss of $139,405 relating to a discontinued operation. The increase in net income for Fiscal 1995 was due to increased sales, and no comparable loss on discontinued operation.
Liquidity and Capital Resources

     The Company's working capital increased to $1,203,642 at October 31, 1995 from $883,014 at October 31, 1994, an increase of $320,628. Its current ratio was 1.40 to 1.

     During Fiscal 1995, net cash used in the Company's operating activities was $543,908 as compared to net cash used by operating activities in Fiscal 1994 of $238,060. Cash was used to finance increased accounts receivable due to a higher sales volume.

     Cash used in investment activities in Fiscal 1995 was $18,533 as compared to $26,912 in Fiscal 1994. This was due to greater purchases of equipment during Fiscal 1995.

     Net cash flows provided by financing activities in Fiscal 1995 was $560,000 as compared to cash flow from these activities in Fiscal 1994 of $165,000. In Fiscal 1995, the Company increased its short term borrowings by $330,000 as compared to the Company's increase in its short-term borrowing by $65,000 in Fiscal 1994.
The Company also increased its proceeds from the sale of Common Stock during Fiscal 1995 to $230,000 from $100,000 during Fiscal 1994.

     As of October 31, 1995, the Company had withdrawn $1,000,000 under its line of credit (the "Credit Line") of up to $1,000,000 from Chemical Bank (the "Bank"). As security for any amounts which may be lent to the Company under the Credit Line, the Company granted a security interest to the Bank in its accounts receivable, chattel paper and general intangibles (collectively, the "Security"). As additional security, Mr. Hjelm and all of the officers and directors of the Company executed personal guaranties in favor of the Bank. Amounts lent to the Company under the Credit Line bear interest at 2% above the Bank's current prime rate. In December 1994, with the consent of the Bank, the Company obtained a short-term line of credit of up to $200,000 from an investor to furnish it with additional working capital (the "2nd Credit Line"). Interest under this line accrues at the rate of six percent above the Bank's current prime rate. The Company granted the investor a second security interest in its account receivables. In the event either the Bank or the investor withdraw the Credit Line or the 2nd Credit Line at an inopportune time, the Company would likely experience serious working capital shortages and may not be able to substitute the Credit Line or the 2nd Credit Line, as the case may be, with a replacement on similar terms or at all. In September 1995, the Company obtained a loan from a shareholder in the amount of $100,000, with interest accruing at the rate of 12% per annum. The principal is due in five monthly installments commencing January 15, 1996.



     The Company has experienced periodic cash flow shortages in the past. This has resulted in increases in its payables, including payroll taxes. The Company has historically been able to generate sufficient cash flow with the assistance of outside borrowings available to it to finance its day-to-day operations. The Company believes its current working capital will be sufficient to finance its current operations. When necessary, the Company has been able to successfully raise equity capital in the past. There is no assurance, however, that if additional financing continues to be required, that it will be available, or if available, that it will be available on satisfactory terms.


ITEM 7.  Financial Statements.

     The financial statements listed below are included on pages-
F-1 through F-16 following the signature page.


   Title of Document                                    Page

Report of Independent Public Accountants                F-1

Balance Sheet as of October 31, 1995                    F-2-3
   and October 31, 1994

Statements of Operations for the two years
   ended October 31, 1995 and 1994                      F-4-5

Statements of Shareholders' Equity for the
   two years ended October 31, 1995 and 1994            F-6

Statements of Cash Flows for the two years
   ended October 31, 1995 and 1994                      F-7-8

Notes to Financial Statements                           F-9


ITEM 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

     The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 1996.

                            PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

     (a)       Exhibits.

3.1 The Company's Certificate of Incorporation, as amended, dated December 30, 1994.

3.2       The Company's By-Laws are incorporated by reference to
          Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18 ("Form S-18").

10.1 Employment Agreement between Jim Hjelm and the Company dated February 9, 1993, incorporated by reference to
          Exhibit 10.1 of the Company's annual report on Form 10-KSB filed for its fiscal year ended October 31, 1992 ("1992 10-K").

10.2      Form of Stock Option Plan is incorporated by reference to
          Exhibit 10.02 to the Form S-18.

10.3 Form of Subscription Agreement issued in the private placement, together with form of Warrants, which are exhibits thereto incorporated by reference to Exhibit
          10.9 of the Company's Annual Report on Form 10-K filed for the fiscal year ended October 31, 1991 ("1991 10-K").

10.4 Employment Agreement dated between the Company and Mr. Lazaro Perez incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB filed for the fiscal year ended October 31, 1993 (the "1993 10K").

10.5 Promissory Note and Security Agreement dated November 21, 1994 evidencing loan from Carl Seaman incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed for the fiscal year ended October 31, 1994 ("1994 10-K").

10.6      Employment Agreement dated February 1, 1995 between the
          Company and Mr. Joseph L. Murphy.

10.7 Subscription Agreement dated September 12, 1995 between the Company and William J. Carroll.

ITEM 13.  Exhibits and Reports on Form 8-K.

10.8 Promissory Note dated September 12, 1995 evidencing loan from William J. Carroll.

10.9 Form of Subscription Agreement issued in the private placement that ended May 31, 1995, together with form of Registration Rights Agreement.

10.10 Form of Subscription Agreement issued in the private placement that ends April 30, 1996, with form of Registration Rights Agreement.

     (b)  Reports on Form 8-K.

     During the last quarter of Fiscal 1995, the Company filed no reports on Form 8-K.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JIM HJELM'S PRIVATE COLLECTION, LTD.




Dated:    January 28, 1996              By:  /s/ Joseph L. Murphy
                                             Joseph L. Murphy,
                                             President


     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                     Capacity                 Date


/s/ Daniel M. Sullivan   Chairman of the Board    January 28, 1996
Daniel M. Sullivan       of Directors



/s/ Joseph L. Murphy     President and Director   January 28, 1996
Joseph L. Murphy         (principal executive and
                         financial officer)


/s/ Joseph E. O'Grady    Secretary and Director   January 28, 1996
Joseph E. O'Grady


hjelm\10KSB.95

                        ARTHUR ANDERSEN LLP

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Jim Hjelm's Private Collection, Ltd.:

We have audited the accompanying balance sheets of Jim Hjelm's Private Collection, Ltd. (a Delaware corporation) and subsidiary as of October 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for the years then ended, as described in the accompanying index to Financial Statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jim Hjelm's Private Collection, Ltd. as of October 31, 1995 and 1994, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective November 1, 1993 the Company changed its method of accounting for income taxes.


                                        s/Arthur Andersen LLP

New York, New York
January 18, 1996

               JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Balance Sheets
                October 31, 1995 and 1994

                                      1995           1994
                                      ----           ----
Current assets:
Cash                               $   36,645     $   39,086
Accounts receivable, net of
 allowance for doubtful
 accounts and trade discounts
 of $121,670 at October 31,
 1995 and $71,670 at October
 31, 1994                           1,869,711      1,308,820
Inventories                         1,795,840      1,725,597
Note receivable                         8,505         47,496
Deferred income taxes                  18,556         40,376
Prepaid expenses and other
 current assets                       471,630        492,640
                                    ---------      ---------
   Total current assets             4,200,887      3,654,015

Property and equipment - at
 cost, net of accumulated
 depreciation and amortization
 of $304,606 at October 31,
 1995 and $256,492 at October
 31, 1994                             196,749        214,330

Other assets:
  Deferred income taxes                27,000         27,000
  Security deposits and other         101,711        117,377
                                    ---------      ---------
                                   $4,526,347     $4,012,722


               JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Balance Sheets
                October 31, 1995 and 1994

                             (continued)

                                      1995            1994
                                      ----            ----
Current liabilities:
Notes payable                      $1,300,000     $  970,000
Accounts payable                    1,227,939      1,256,550
Payroll taxes payable                 384,365        384,147
Other current liabilities              84,941        160,304
                                    ---------      ---------
   Total current liabilities        2,997,245      2,771,001

Commitments and contingencies
 (Note 9)                              74,056         76,811

Shareholders' equity:
Preferred stock, $.0001 par
 value:  Authorized 1,000,000
 shares, Issued and outstanding           -             -
 - none

Common stock, $.0002 par
 value:  Authorized 3,333,333
 shares, Issued and outstand-
 ing - 1,372,803 at October
 31, 1995 and 1,142,803 at
 October 31, 1994                         275            229
Additional paid-in capital          1,652,087      1,422,133
Accumulated deficit                  (139,701)      (203,287)
                                    ---------      ---------
                                    1,512,661      1,219,075

Less:  Note receivable and
       accrued interest                52,625         49,175
       1,667 shares held in
       treasury                         4,990          4,990
                                        -----          -----
   Total shareholders' equity       1,455,046      1,164,910
                                    ---------      ---------
                                   $4,526,347     $4,012,722


     The accompanying notes are an integral part of these financial statements.




              JIM HJELM'S PRIVATE COLLECTION, LTD.
                  Statements of Operations
            For the years ended October 31, 1995 and 1994

                                     1995            1994
                                     ----            ----
Net sales                          $7,852,892     $5,812,585
Cost of goods sold                  5,028,570      3,549,565
                                    ---------      ---------

Gross profit                        2,824,322      2,263,020
Selling, general and admin-
 istrative expenses                 2,584,711      2,056,543
                                    ---------      ---------

Income from continuing opera-
 tions                                239,611        206,477
Interest expense, net of interest
 income of $3,450 and $4,455 for
 1995 and 1994, respectively         (135,193)       (88,310)

Income from continuing opera-
 tions before provision for
 income taxes                         104,418        118,167
Provision for income taxes            (40,832)       (56,458)
                                      -------         ------

Net income from continuing
 operations before discontinued
 operations and cumulative effect
 of change in accounting principle     63,586         61,709
Loss from discontinued operations        -          (139,405)
 net of income taxes                  -------        -------

Income (loss) before cumula-
 tive effect of change in
 accounting principle                  63,586        (77,696)
Cumulative effect of change
 in accounting principle                 -            75,000
                                      --------      --------
Net income (loss)                     $63,586        ($2,696)



               JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Statements of Operations
            For the years Ended October 31, 1995 and 1994

                             (continued)

                                        1995      1994
                                        ----      ----
Net income (loss) per weighted
 average number of common and
 common equivalent share:
Income from continuing oper-
 ations                                 $0.05      $0.05
Loss from discontinued opera-
 tions                                    -       ($0.12)
Cumulative effect of change
 in accounting principle                  -        $0.07
                                         ----      -----
Net income per share                    $0.05       nil


Weighted average number of
 common and common equivalent
 shares outstanding:

Primary                                 1,254,337 1,175,690
                                        --------- ---------
Fully diluted                           1,254,337 1,175,690
                                        --------- ---------


     The accompanying notes are an integral part of these financial statements.


                             JIM HJELM'S PRIVATE COLLECTION, LTD.
                              Statements of Shareholders' Equity
                         For the years ended October 31, 1995 and 1994



                                                            Note
                                        Additional          Receivable          Total
                    Common              Paid-in   Accumulatedand AccruedTreasuryShareholders'
                    Shares    Amount    Capital   Deficit   Interest  Stock     Equity
                    ------------------------------------------------------------------------
Balance, November 1, 19931,076,136$216  $1,322,146($200,591)($45,676) ($4,990)  $1,071,105
Sale of Common Stock   66,667   13          99,987                                 100,000
Accrued Interest on Note
Receivable                                                    (3,499)               (3,499)
Net Loss                                             (2,696)                        (2,696)
                    -----------------------------------------------------------------------
Balance, October 31, 19941,142,803$229  $1,422,133($203,287)($49,175) ($4,990)  $1,164,910
Sale of Common Stock  230,000   46         229,954                                 230,000
Accrued Interest on Note
Receivable                                                    (3,450)               (3,450)
Net Income                                           63,586                         63,586

                    -----------------------------------------------------------------------
Balance, October 31, 19951,372,803$275  $1,652,087(($139,701)($52,625)($4,990)  $1,455,046
                    =======================================================================




                      The accompanying notes are an integral part of these financial statements.



              JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Statements of Cash Flows
            For the Years Ended October 31, 1995 and 1994

                                           1995           1994
                                           ----           ----
Cash flows from operating activities:
Net income before cumulative effect of
 change in accounting principle            $63,586        $61,709
Adjustments to reconcile net income
 to net cash used in operating activ-
 ities:
Loss from discontinued operations                        (139,405)
Cumulative effect of change in
 accounting principle                                      75,000
Depreciation and amortization               48,114         39,176
Allowance for doubtful accounts and
 trade discounts                            50,000        (39,233)
Accrued interest on note receivable         (3,450)        (3,499)
Changes in assets and liabilities:
   Increase (decrease) in accounts
   receivable                             (610,891)        67,859
   Increase in inventories                 (70,243)      (322,802)
   Decrease (increase) in note
   receivable                               38,991        (47,496)
   Decrease (increase) in prepaid ex-
   penses and other current assets          21,010       (337,085)
   Decrease (increase) in deferred
   income taxes                             21,820        (67,376)
   Decrease (increase) in security
   deposits and other assets                 3,666         (1,462)
   (Decrease) increase in accounts
   payable                                 (28,611)       211,807
   Increase in payroll taxes payable           218        207,756
   (Decrease) increase in other current
    liabilities                            (75,363)        59,534
   Decrease in other long term liabil-
    ities                                   (2,755)        (2,543)
   Net cash used in operating activ-
    ities                                 (543,908)      (238,060)
                                           -------        -------
Cash flows from investing activities:
Purchase of property and equipment         (30,533)        (5,995)
Increase (decrease) in account
 value of life insurance policy             12,000        (20,917)
    Net cash used in investing activ-
    ities                                  (18,533)       (26,912)





              JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Statements of Cash Flows
            For the Years Ended October 31, 1995 and 1994

                             (continued)


                                           1995           1994
                                           ----           ----
Cash flows from financing activities:
Net proceeds from
short term borrowings                      330,000         65,000
Proceeds from sale of Common Stock         230,000        100,000
 Net cash flows provided by financing
 activities                                560,000        165,000


Net decrease in cash                        (2,441)       (99,972)
Cash, beginning of year                     39,086        139,058
Cash, end of year                          $36,645        $39,086


          Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
   Interest                               $128,706        $92,766
   Income taxes                           $ 14,418        $10,864



     The accompanying notes are an integral part of these financial statements.

                              F-8






                  JIM HJELM'S PRIVATE COLLECTION, LTD.
                    Notes to Financial Statements
              For the Years Ended October 31, 1995 and 1994

Note 1.   The Company
          Jim Hjelm's Private Collection, Ltd. (the "Company") is engaged in the design and manufacture of traditional, high quality bridal wear and accessories. Products are sold to specialty bridal shops located throughout the continental United States.

          As more fully discussed in Note 5 although management believes there are no plans to do so, in the event that either the bank or the shareholder withdraw their credit lines at an inopportune time, the Company would likely experience working capital problems and may not be able to replace such financing on similar terms or at all.

Note 2.   Summary of Significant Accounting Policies

          Principles of Consolidation
          The accompanying 1994 financial statements include the accounts of the Company and those of its wholly owned subsidiary (collectively referred to as "Companies"). As discussed in Note 10, during Fiscal 1994 this subsidiary was sold. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Inventories
          Inventories are valued at the lower of cost (first-in, first-out) or market including material, labor and overhead.

          Property and Equipment
          Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which range from five to ten years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the improvements. Major additions and improvements are capitalized, and repairs and maintenance are charged to operations as incurred.

                   JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Notes to Financial Statements
               For the Years Ended October 31, 1995 and 1994
                             (continued)

          Prepaid expenses and other current assets
          Prepaid expenses and other current assets of $471,630 at October 31, 1995 and $492,640 at October 31, 1994 include approximately $294,000 and $193,000, respectively of costs relating to the design of the Company's new product lines which are being amortized over a one year period.

          Revenue Recognition
          Revenue is recognized upon shipment and acceptance by the customer.

          Income Taxes
          The Companies file a consolidated Federal income tax return and separate returns for state and local income taxes. During the year ended October 31, 1994 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the estimated future tax effects of events that have been recognized in the financial statements or income tax returns. In addition, this accounting standard requires the recognition of future tax benefits, such as net operating loss carry-forwards, to the extent that the realization of such benefits is more likely than not. Financial statements of prior years have not been restated and the cumulative effect of the accounting change has been reflected in the year of adoption.

          Earnings (Loss) Per Common and Common Equivalent Share Earnings (loss) per common and common equivalent share are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are shares issuable upon the assumed exercise of options and warrants using the modified treasury stock method.

          Reverse Stock Split
          In November 1994, the Board of Directors declared a one-for-three reverse stock split for shareholders of record on November 15, 1994. Concurrent with the reverse stock split the Company's Certificate of Incorporation was amended to increase the par value of Common Stock from $.0001 to $.0002 per share.

                 JIM HJELM'S PRIVATE COLLECTION, LTD.
                     Notes to Financial Statements
              For the Years Ended October 31, 1995 and 1994
                             (continued)


Note 3.   Inventories
          At October 31, 1995 and 1994, inventories consisted of:

                                          1995           1994
                                          ----           ----
          Raw materials                 $  580,948     $  725,698
          Work-in-process                  161,484        352,208
          Finished goods                 1,053,408        647,691
                                         ---------        -------
                                        $1,795,840     $1,725,597
Note 4.   Property and Equipment, Net
          Property and equipment at October 31, 1995 and 1994, is summarized as follows:
                                          1995            1994
                                          ----            ----
          Furniture and equip-
           ment                         $232,914         $204,631
          Leasehold improve-
           ments                         234,179          231,929
          Leased equipment                34,262           34,262
                                         -------          -------
                                         501,355          470,822
          Less:  Accumulated
           depreciation and
           amortization                  304,606          256,492
                                         -------          -------
          Property and equipment,
           net                          $196,749         $214,330

Note 5.   Notes Payable
          Bank
          The Company maintains a $1,000,000 revolving line of credit with a bank, with interest on borrowings payable at 2% above the bank's prime rate, which was 8.75% at October 31, 1995. At October 31, 1995 and 1994, the Company had borrowed $1,000,000 and $970,000 under the line, respectively. Borrowings are collateralized by the Company's accounts receivable, chattel paper, general intangibles and the personal guarantees of Jim Hjelm, officers and directors of the Company. Additional fees are payable for periods in which a compensating balance of ten percent of the average daily outstanding loan balance is not maintained. No additional fees were due for the periods presented.

               JIM HJELM'S PRIVATE COLLECTION, LTD.
                    Notes to Financial Statements
             For the Years Ended October 31, 1995 and 1994
                             (continued)


          Interest charged to operations under this revolving line of credit amounted to $107,500 and $92,776 for the years ended October 31, 1995 and 1994, respectively.

          Other
          In December, 1994 with consent of the Company's bank, the Company obtained a short term line of credit up to $200,000 from a shareholder. Interest under this line accrues at a rate of 6% above the banks prime rate which was 12.75% at October 31, 1995. Payment of principal is subordinate to payment of the Company's revolving line of credit. As of October 31, 1995, $200,000 was outstanding on this line of credit.

          Interest charged to operations under this line of credit amounted to approximately $25,000 for the year ended
          October 31, 1995.

          In September, 1995 the Company borrowed $100,000 from a shareholder. The rate of interest on this loan is 12%.
          The loan is repayable in monthly installments of $20,000 commencing on January 15, 1996.

Note 6.   Income Taxes
          The provision for income taxes for the years ended October 31, 1995 and 1994, consist of the following:

                                   1995           1994
                                   ----           ----
               Current:
               Federal             $  -           $  -
               State and local      10,600          5,000
                                    ------         ------
                                    10,600          5,000
               Deferred:            30,232         51,458
                                    -------        ------
                                   $40,832        $56,458
                                   ========       =======

                JIM HJELM'S PRIVATE COLLECTION, LTD.
                    Notes to Financial Statements
             For the Years Ended October 31, 1995 and 1994
                             (continued)

          A reconciliation of the statutory Federal income tax to the effective income tax for the years ended October
          31,1995 and 1994, is as follows:

                                             1995           1994
                                             ----           ----
          Statutory Federal income tax at
           applicable rates                  $23,973        $29,335
          State and local taxes, net of
           Federal tax benefit                14,231         15,775
          Utilization of investment tax
           credits
          Accrued penalties                     -            11,348
          Other                                2,628           -
                                              ------         ------
                                             $40,832        $56,458
                                              ======         ======

          The components of the net deferred tax asset at October
          31, 1995 and 1994 are as follows:

                                             1995           1994
                                             ----           ----
          Gross deferred tax asset          $250,618      $ 215,000
          Valuation Allowance                (41,000)       (41,000)
                                             --------       -------
                                             209,618        174,000
          Gross deferred tax liability      (164,062)      (106,624)
                                             -------        -------
          Net deferred tax asset              45,556         67,376
          Less longterm portion              (27,000)       (27,000)
                                             -------         ------

          Current deferred tax asset         $18,556        $40,376
                                             =======         ======

          Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are prepaid expenses, deferred design costs and accrued expenses. In addition, the deferred tax assets include the benefit of net operating loss carry-forwards of approximately $84,000 expiring in 2007. Realization of deferred income taxes is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Notes to Financial Statements
              For the Years Ended October 31, 1995 and 1994
                             (continued)


Note 7.   Shareholders' Equity
          In January 1994, the Company completed a private sale of 66,667 unregistered shares of common stock (the "Shares") for $100,000 to an unaffiliated investor. The investor was granted registration rights of the Shares whereby the Company agrees to use its best efforts to include the Shares in any registration statement filed by the Company to publicly offer the Company's securities within two years from the date of the private sale.

          In May 1995, the Company completed a second private sale of 230,000 shares for $230,000 to two existing shareholders, one of which is the President.

          Stock Warrants
          There were 15,000 warrants outstanding at October 31, 1993, which were granted in connection with a private placement in 1991. These warrants were exercisable at $6.00 and expired in June 1994.

          Stock Options
          The following table summarizes data relating to other non-incentive options and incentive plan options:

                                   Incentive           Non-Incentive
                                   ---------           -------------
                              1995      1994      1995      1994
                              ----      ----      ----      ----
          Options outstanding
          at the beginning of
           the year            2,500     14,167    78,333   105,000
          Options granted       -0-        -0-    197,500     -0-
          Options expired       -0-     (11,667)   (3,333)   (6,667)
          Options canceled      -0-        -0-       -0-    (20,000)
                              -----      ------    ------   -------
          Options outstanding
           at the end of the
           year                2,500      2,500   272,500    78,333
          Options exercisable
           at the end of the
           year                2,500      2,500    90,625    75,555


          The exercise prices of the options outstanding at October 31, 1995 and 1994 range from $.75 to $2.25.

               JIM HJELM'S PRIVATE COLLECTION, LTD.
                    Notes to Financial Statements
            For the Years Ended October 31, 1995 and 1994
                             (continued)

Note 8.   Related Party Transactions

          Note Receivable - Sale of Stock
          On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of the Company's common stock at a purchase price of $.96 per share. A $35,000 note was issued for the purchase. The note together with interest accruing at a bank's prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 1995 and 1994 was $52,625 and $49,175, respectively.

          Prepaid Expenses and Other Current Assets
          The Company's former president borrowed an additional $10,000 during the fourth quarter of Fiscal 1994, and the Company's current president borrowed $18,000 during 1994. The loans, together with interest accruing at a bank's prime rate plus one percent per annum, is due on demand. These loans had outstanding balances at October 31, 1995 of $3,500 and $0, respectively.

Note 9.   Commitments and Contingencies

          Lease Commitments
          The Companies lease office, production, and retail facilities under leases expiring in 1994 through 2003.
          Minimum annual rentals under such leases are as follows:

               Year Ending
                October 31,
                 1996           164,630
                 1997           166,168
                 1998           157,200
                 1999           168,601
                 2000           168,600
                Thereafter      451,204

                              1,276,403

          Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31,1995 and 1994, amounted to approximately $302,539 and $254,753, respectively.

               JIM HJELM'S PRIVATE COLLECTION, LTD.
                    Notes to Financial Statements
            For the Years Ended October 31, 1995 and 1994
                             (continued)

          Employment Agreements

          The Company has employment agreements with three of its key employees terminating from December 1997 to January 2000. Total compensation payable under the terms of these agreements for the year ended October 31, 1995 was approximately $294,800. Future minimum commitments are as follows:

                         1996      $332,300
                         1997       342,300
                         1998       218,000
                         1999       157,500
                         2000        40,000

          The Company is currently in discussion with the Internal Revenue Service ("IRS") regarding outstanding payroll tax liabilities. Under these circumstances the IRS has the right to place liens against the assets of the Company. Management believes the financial statements include adequate provisions for any penalties that may be assessed.

Note 10.  Discontinued Operations
          During fiscal 1994, the Company sold its retail operation in San Antonio, Texas, for an aggregate amount of approximately $104,000. Approximately $56,000 was paid at closing with the remaining balance to be paid over a six month period following the transaction date. At October 31, 1995 the amount outstanding from the sale was $8,505.

          This disposition has been accounted for as discontinued operations. Revenues for the retail operation were $210,078 for 1994. The loss reflected in the accompanying financial statements include a loss of approximately $60,000 relating to the disposition of the assets of the retail operations, with a balance of $80,000 representing losses from operating activities. These amounts are net of a $75,000 tax benefit.

                            Exhibit Index

 3.1      The Company's Certificate of Incorporation, dated December
          30, 1994.

10.6      Employment Agreement dated February 1, 1995 between the
          Company and Mr. Joseph L. Murphy.

10.7 Subscription Agreement dated September 12, 1995 between the Company and William J. Carroll.

10.8 Promissory Note dated September 12, 1995 evidencing loan from William J. Carroll.

10.9 Form of Subscription Agreement issued in the private placement that ended May 31, 1995, together with form of Registration Rights Agreement.

10.10 Form of Subscription Agreement issued in the private placement that ends April 30, 1996, together with form of Registration Rights Agreement.

                            EXHIBIT 3.1

                      CERTIFICATE OF AMENDMENT
                                 OF
                  THE CERTIFICATE OF INCORPORATION
                                 OF
                JIM HJELM'S PRIVATE COLLECTION, LTD.
            ------------------------------------------
              Adopted in accordance with the provisions
              of Section 242 of the General Corporation
                    Law of the State of Delaware
            ------------------------------------------

     We, Joseph L. Murphy, President, and Richard S. Kalin,
Assistant Secretary, of JIM HJELM'S PRIVATE COLLECTION, LTD., a corporation organized and existing under the laws of the State of Delaware, do hereby certify as follows:
     FIRST, that the Certificate of Incorporation of said

corporation be amended as follows:

1. By striking out the whole of ARTICLE FOURTH, as it now exists and inserting in lieu and instead thereof a new ARTICLE FOURTH, reading as follows:

               "The corporation shall have the authority to issue up to Eleven Million (11,000,000) shares, of which Ten million (10,000,000) shares shall be Common Stock having a par value of $.0002 per share ("Common Stock") and one million shares shall be preferred stock, having a par value of $.0001."

2.   By adding ARTICLE SEVENTEENTH, reading as follows:

               "The corporation hereby declares that
          holders of record as of November 15, 1994 of Common Stock, par value $.0001 per share, be issued one share of Common Stock, par value
          $.0002 per share, in exchange for each three shares of Common Stock, par value $.0001 per share, held of record by them on November 15, 1994. Any fractional shares resulting from such reverse stock split shall be eliminated and no fractional shares shall be issued."

    SECOND, that such amendment has been duly adopted in accordance with the provisions of the General Corporation Law of the State of Delaware by the written consent of the holders of not less than a majority of the outstanding stock entitled to vote thereon and that written notice of the corporate action has been given to those stockholders who have not consented in writing, all in accordance with the provision of Section 228 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, we have signed this certificate this 30 day of December, 1994.

                                   s/Joseph L. Murphy
                                   Joseph L. Murphy
                                   President



                                   s/Richard S. Kalin
                                   Richard S. Kalin
                                   Assistant Secretary

                            EXHIBIT 10.6


                        EMPLOYMENT AGREEMENT


     EMPLOYMENT AGREEMENT dated as of this 1st day of February, 1995 between JIM HJELM'S PRIVATE COLLECTION, LTD., a Delaware corporation (hereinafter called the "Company") with offices at 225 West 37th Street, New York, New York 10018, and JOSEPH L. MURPHY, residing at 116 West 72nd Street, New York, New York 10023 (hereinafter called the "Executive").

                         W I T N E S S E T H
     WHEREAS, the Company is a publicly-held company which manufactures and markets bridal gowns, bridesmaids' gowns and accessories;
     WHEREAS, the Executive is experienced in the general administration of small publicly-held companies; and
     WHEREAS, the Company and the Executive desire to enter into an agreement to memorialize their understandings with regard to the employment of the Executive by the Company.
     NOW, THEREFORE, in consideration of the mutual covenants, conditions and promises contained herein, the parties hereby agree as follows:
     1.   Employment Term.    The Company hereby agrees to employ
the Executive and the Executive agrees to enter the employ of the Company on the terms and conditions set forth below for a term commencing on the date hereof (the "Commencement Date"), and terminating January 31, 2000 unless sooner terminated as herein provided (such term of this Agreement is herein referred to as the "Term").
     2.  Duties.    Subject to the authority, control and direction
of the Board of Directors of the Company, the Executive shall be appointed President of the Company, and the Executive will perform such duties and services commensurate with his position as President of the Company, including such duties as may from time to time be assigned to him by the Board of Directors.
     3. Time Requirements. The Executive agrees that he will devote 80% of his business time and attention during regular business hours to the business affairs of the Company and that during the period of such employment the Executive will not, without the prior permission of the Board of Directors of the Company, engage in any other business enterprise or enterprises which require in excess of 20% of the Executive's time or attention. It is understood that the Executive will perform certain of the services contemplated in this Agreement outside of the Company's offices.
The foregoing shall not prevent the purchase, ownership or sale by the Executive of investments or securities of publicly-held companies and any other business which is not competitive and does not have any business relations with the Company or any subsidiary of the Company, provided the time or attention devoted by the Executive to such activities does not interfere with the performance of his duties hereunder.
     4. Compensation. For the full, prompt and faithful performance of all of the duties and services to be performed by Executive hereunder, the Company agrees to pay, and the Executive agrees to accept, the amounts set forth below.
          (a) As a base compensation, the Executive shall be paid at a rate of $120,000 per annum during the Term (the "Base Compensation"), payable at such regular times and intervals as the Company customarily pays its employees. Effective on each anniversary date of this Agreement, the Board of Directors of Company agrees to review the Executive's performance hereunder and, based on such review, to grant to the Executive a bonus in an amount which, in the discretion of the Board of Directors of the Company, is deemed appropriate.
          (b) Effective on each anniversary date of this Agreement during the Term, the Company agrees to increase the Base Compensation in an amount of $10,000.
          (c) As additional compensation, the Company shall grant to the Executive a five year option to purchase 50,000 shares of Common Stock of the Company exercisable at 110% of the fair market value of the Company's Common Stock on the date of this Agreement, (the "Option"). The Option shall be exercisable at the rate of 12,500 shares per year commencing one year from the date hereof; provided however, that if a change in more than 50% of the ownership of the Company occurs during the term of the option, the option shall accelerate and be exercisable as to the remaining unexercised portion.
          (d) The Company shall provide the Executive with health benefits on the same terms as provided to other employees of the Company.
          (e) The compensation provided for herein shall be in additional to any retirement, profit sharing, insurance (including medical) or similar benefit which may at any time be payable to the Executive pursuant to any plan or policy of the Company relating to such benefits, which benefits shall be made available to the Executive on the same basis as they are made available to other similarly situated executives of the Company.
     5. Vacation. The Executive shall be entitled to four weeks of vacation per year during the Term, which shall be taken at such time or times as shall be mutually determined by the Company and the Executive. Such vacation if not taken may accrue and be carried over into subsequent years.
     6.   Death.    In the event of the death of the Executive
during the Term or any extension thereof, the employment of the Executive hereunder shall terminate and come to an end on the last day of the month three months following the death of the Executive. The estate of the Executive (or such persons as the Executive shall designate in writing) shall be entitled to receive, and the Company agrees to pay, the Base Compensation of the Executive up to the end of the three month period in which such death occurs.
     7.   Disability.    In the event that the Executive shall,
because of illness or incapacity, physical or mental, be unable to perform the duties and services to be performed by him hereunder for a consecutive period of nine months, or twelve months during any eighteen month period, the Company may terminate the employment of the Executive hereunder after the expiration of such period. The Executive shall be entitled to receive his base salary up to the date of such termination.
     8. Administration; Expenses. The Executive shall report to the Board of Directors of the Company, or to a person designated by the Board of Directors, at such intervals as may be determined from time to time. The Executive shall be reimbursed by the Company for all expenses reasonably incurred by him on behalf of the Company in accordance with the Company's standard policies with respect thereto.
     9.   Restrictive Covenants.
          9.1 Inventions. Any program, discovery, process, design, invention or improvement which the Executive makes or develops during his employment by the Company, whether or not during regular working hours or in connection with the Company's business or research activities as then conducted or contemplated, shall belong to the Company and shall be promptly disclosed to the Company. During the Executive's employment and for a period of one year thereafter, the Executive shall, without additional compensation, execute and deliver to the Company any instruments of transfer and take such other action as the Company may request to carry out the provisions of this Section 9.1, including without limitation, filing, at the Company's expense, patent applications for anything covered by this Section 9.1 and the prompt assignment of the same to the Company.
          9.2 Covenant Not to Compete. The Executive covenants and agrees that for a period of one year following the termination of his employment with the Company other than as a result of a breach of this Agreement by the Company, he shall not directly or indirectly compete with the Company in the bridal marketplace or in any other business in which the Company may at such time be engaged, nor induce any person associated with or employed by the Company or any subsidiary of the Company, to leave the employ of or terminate his association with the Company, or any subsidiary of the Company, or solicit the employment of any such person on his own behalf or on behalf of any other business enterprise. In the event of termination of this Agreement by virtue of a breach by the Company, termination without cause or expiration of the Term, the aforesaid covenant will be applicable for a period of six months from such event.
          9.3 Nondisclosure. The Executive covenants and agrees for a period of two years following the termination of his employment with the Company, he will not, directly or indirectly, during or after the term of employment disclose to any person not authorized by the Company to receive or use such information, except for the sole benefit of the Company, any of the Company's confidential or proprietary data, information, designs, styles, or techniques, including customer lists. Notwithstanding the foregoing, this applies solely to information that is not generally known to anyone other than the Company, its Board of Directors or its employees.
          9.4 If any term of this Article 9 is found by any court having jurisdiction to be too broad, then and in that case, such term shall nevertheless remain effective, but shall be considered amended (as to the time or area or otherwise, as the case may be) to a point considered by said court as reasonable, and as so amended shall be fully enforceable.
          9.5 In the event that the Executive shall violate any provision of this Agreement (including but not limited to the provisions of this Article 9) the Executive hereby consents to the granting of a temporary or permanent injunction against him by any court of competent jurisdiction prohibiting him from violating any provision of this Agreement. In any proceeding for an injunction, the Executive agrees that his ability to answer in damages shall not be a bar or interposed as a defense to the granting of such temporary or permanent injunction against the Executive. The Executive further agrees that the Company will not have an adequate remedy at law in the event of any breach by Executive hereunder and that the Company will suffer irreparable damage and injury if the Executive breaches any of the provisions of this Agreement.
     10. Termination for Cause. The Company may terminate the Executive's employment without liability (other than for payments accrued to the date of termination) if the Executive's employment is terminated "for cause". The term "for cause" shall, for the purposes of this Agreement, mean (i) a material breach by the Executive of the provisions of this Agreement, (ii) the commission by the Executive of a fraud against the Company or the conviction of the Executive for aiding or abetting, or the commission of, a felony or of a fraud or a crime involving moral turpitude or a business crime, (iii) the knowing possession or use of illegal drugs or prohibited substances, the excessive drinking of alcoholic beverages which impairs the Executive's ability to perform his duties hereunder, (iv) being under the influence of such drugs, substances or alcohol during the Executive's hours of employment, or (v) any violation of the Company's corporate policies described in the Company's employee handbook, which handbook may supplemented or amended by the Company from time to time, a copy of which has been provided to the Executive. In the event of such termination for cause, Executive shall be entitled to receive his base salary up to the date of such termination.
     11.  No Impediments.     The Executive warrants and represents
that he is free to enter into this Agreement and to perform the services contemplated thereby and that such actions will not constitute a breach of, or default under, any existing agreement.
     12.  No Waiver.     The failure of any of the parties hereto to
enforce any provision hereof on any occasion shall not be deemed to be a waiver of any preceding or succeeding breach of such provision or of any other provision.
     13.  Entire Agreement.   This Agreement constitutes the entire
agreement and understanding of the parties hereto and no amendment, modification or waiver of any provision herein shall be effective unless in writing, executed by the party charged therewith.
     14. Governing Law. This Agreement shall be construed, interpreted and enforced in accordance with and shall be governed by the laws of the State of New York applicable to agreements to be wholly performed therein.
     15.  Binding Effect.     This Agreement shall bind and inure to
the benefit of the parties, their successors and assigns.
     16.  Assignment and Delegation of Duties.    This Agreement may
not be assigned by the parties hereto except that the Company shall have the right to assign this Agreement in connection with a sale or transfer of all or substantially all of its assets, a merger or consolidation. This Agreement is in the nature of a personal services contract and the duties imposed hereby are non-delegable.
     17. Paragraph Headings. The paragraph headings herein have been inserted for convenience of reference only and shall in no way modify or restrict any of the terms or provisions hereof.
     18. Notices. Any notice under the provisions of this Agreement shall be given by registered or certified mail, return receipt requested, directed to the addresses set forth above, unless notice of a new address has been sent pursuant to the terms of this paragraph.
     19.  Unenforceability; Severability.    If any provision of
this Agreement is found to be void or unenforceable by a court of competent jurisdiction, the remaining provisions of this Agreement, shall, nevertheless, be binding upon the parties with the same force and effect as though the unenforceable part has been severed and deleted.
     20. Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be deemed to be duplicate originals.
     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

                              JIM HJELM'S PRIVATE COLLECTION, LTD.



                         By:  /s/Daniel M. Sullivan
                              Daniel M. Sullivan



                              /s/Joseph L. Murphy
                              Joseph L. Murphy





hjelm\emplag.jlm

                            EXHIBIT 10.7


                JIM HJELM'S PRIVATE COLLECTION, LTD.
                       SUBSCRIPTION AGREEMENT


Jim Hjelm's Private Collection, Ltd.
1375 Broadway
New York, NY  10018

Dear Sirs:

     The undersigned (the "Investor") hereby subscribes to purchase for One Hundred Thousand ($100,000) Dollars (a) a promissory note of Jim Hjelm's Private Collection, Ltd. (the "Company") in the principal amount of One Hundred Thousand Dollars bearing interest as twelve (12%) percent per annum and subject to the other terms and condition set forth in a promissory note of the Company, the form of which is set forth as Exhibit A attached hereto (the "Note"), and
(b) 25,000 unregistered shares of Common Stock of the Company (the "Common Stock") (collectively the Note and the 25,000 shares of Common Stock are referred to herein as the "Securities").

     1.   Subscription Payment.    As payment for this subscription,
simultaneously with the execution hereof, the Investor is delivering herewith a check payable to the order of Hjelm in the amount of One Hundred Thousand ($100,000) Dollars.

     2.   Representations of the Investor.   The Investor,
recognizing that the Company will be relying on the information and on the representations set forth herein, hereby represents, warrants and agrees as follows:

     (a) The Investor understands that the offer and sale of the Securities is being made by means of this Subscription
     Agreement and is aware of the high degree of risk associated with an investment in the Securities.

     (b) The Investor is a person who is able to bear economic risks including a loss of an investment in the
     Securities.

     (c) The Investor is purchasing the Securities pursuant to this Subscription Agreement for his own account for investment, and not with a view to or for resale in connection with the distribution of the Securities (or underlying securities), nor with any present intention of selling or otherwise disposing of all or any part of the Securities; provided, however, the Investor shall have the right to transfer securities to third parties pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"). In connection with any such future transfer, the Company will accept an acceptable opinion of counsel to the Investor as to the existence of any exemption. The Investor hereby acknowledges his understanding that the Securities (or underlying securities) are not being registered under the Act or any state securities laws, on the ground that the issuance and sale of the Securities to the Investor is exempt under the Act and relevant state securities laws, as a small offering and not involving a public offering. The Investor agrees not to sell the Securities (or underlying securities) unless they are subsequently registered or an exemption from such registration is available.

     The Investor further acknowledges his understanding that the Company's reliance on such exemptions are, in part, based upon the foregoing representations, warranties, and agreements by the Investor and that the statutory basis for such exemptions would not be present, if notwithstanding such representations, warranties and agreements, the undersigned were acquiring the Securities for resale on the occurrence or non-occurrence of some pre-determined event. In order to induce the Company to issue and sell the Securities subscribed for hereby to the Investor, it is agreed that the Company will have no obligation to recognize the ownership, beneficial or otherwise, of such Securities by anyone but the Investor, except as set forth herein.

     (d) All information contained in this Subscription and in the Confidential Purchaser Questionnaire previously furnished to the Company is correct and complete. Any material change occurring in either this Subscription Agreement or in the Confidential Purchaser Questionnaire prior to acceptance of this subscription shall be promptly reported to the Company. The Investor, in connection with his investment in the Company, has sufficient knowledge and experience in matters relating to business and financial matters in general and he is capable of evaluating the merits and risks of any investment in the Company and of making an informed investment decision.

     (e) The address set forth in this Subscription Agreement is his true and correct primary residence, and he has no present intention of becoming a resident of any other state or jurisdiction.

     (f) The Investor acknowledges and is aware that, except as set forth herein, the Investor will not transfer or assign this subscription, the Securities or any interest therein; if and to the extent this subscription is accepted, the assignment and transferability of the Securities subscribed for by the Investor will be governed by this Subscription Agreement and all applicable laws.

    (g) The Investor acknowledges and is aware that this subscription is voidable by the Investor within three days after the first tender of consideration is made by the Investor to the Company, an agent of the Company or an escrow agent. Subsequent to this three day period, the Investor is not entitled to cancel, terminate or revoke this subscription, and any agreements of the Investor in connection herewith shall survive the death or disability of the Investor.

     (h) The Investor has been given access to full and fair disclosure of all material information concerning the Company, including copies of the Company's Form 10-KSB Annual Report for its fiscal year ended October 31, 1994 and its Form 10-QSB Quarterly Report for its fiscal quarter ended April 30, 1995. The Investor has also been given the opportunity to ask questions of, and receive answers from, management of the Company regarding the terms and conditions of this Agreement, and the transactions contemplated thereby, as well as the affairs of the Company and related matters.

          The Investor may have access to whatever additional information concerning the Company, its financial condition, business, prospects, management, capitalization, and other similar matters, that the Investor or his purchaser representative, if any, desires, provided that the Company can acquire such information without unreasonable effort or expense.

     (i) The Investor has not been furnished with any other materials or literature relating to the offer and sale of the Units.

     3.   Indemnification.    The Investor hereby agrees to
indemnify and hold harmless the Company, its respective officers, directors, shareholders, employees, agents and attorneys of each such entity against any and all losses, claims, demands, liabilities and expenses (including reasonable legal or other expenses incurred by each such person in connection with defending or investigating any such claims or liabilities, whether or not resulting in any liability to such person) to which any such indemnified party may become subject under the Act, under any other statute, at common law or otherwise, insofar as such losses, claims, demands, liabilities and expenses (a) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in this Subscription Agreement or (b) arise out of or are based upon any breach of any representation, warranty or agreement contained herein.

     4.   Survival of Representations, Warranties and Agreements.
     The representations, warranties and agreements contained herein shall survive the delivery of, and payment for, the Securities.

    5.   Acceptance of Subscription.   The Company may accept this
Subscription Agreement at any time in its sole discretion for the Securities subscribed for by executing a copy hereof as provided. The Investor understands that the Company may, in its sole discretion, reject this subscription or may accept only a portion of this subscription.

     6.   Piggy Back Registration Rights.

          The Company agrees to include the shares of Common Stock subscribed for pursuant hereto in a registration statement to be filed with the Securities and Exchange Commission one time and to use its best efforts to cause said shares to be registered under the Act the first time after the date hereof that the Company causes a registration statement to be filed under the Act.

     6.   Miscellaneous.

     (a) This Agreement and the Exhibit attached hereto may be amended only by execution of a written instrument executed by all parties hereto.

     (b) This Agreement may not be assigned without the express written consent of all parties hereto.

     (c) Each party hereto agrees to execute any instrument and to perform any acts which are or may become necessary to effectuate this Agreement and to fulfill its terms.

     (d) This Agreement shall be binding upon and inure to the benefit of the parties hereto, their respective heirs, personal representatives, successors and assigns.

     (e) This Agreement constitutes the entire agreement between the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements, understandings, negotiations and discussions, both written and oral, between those parties hereto with respect to such subject matter.

     (f) This Agreement shall be interpreted pursuant to and governed by the laws of the State of New York.

     (g) The invalidity or unenforceability of any provision of this Agreement shall not effect the validity or enforceability of the remaining provisions.

     (h) The warranties, representations and agreements made herein shall survive the closing.

    (i) This Agreement may be executed in any manner of counterparts and by the separate parties hereto in separate counterparts, each of which shall be deemed to be the one and the same instrument.


W.J. Carroll                            /s/W.J. Carroll
Investor                                Signature of Investor



     Social Security Number or
     Federal Taxpayer
     Identification Number

     ####-##-####                       Date:               , 1995

Address of Investor

1617 Jean Lafitte Drive

Boca Grande, FL 33921

(813) 964-2265
                                        Telephone Number

-----------------------------------------------------------------The
foregoing subscription is accepted this    day of        , 1995.

By:  JIM HJELM'S PRIVATE COLLECTION, LTD.

     /s/Joseph L. Murphy
     (Authorized Officer)
     Joseph L. Murphy, President










hjelm\sub-agr.995

                            EXHIBIT 10.8


                           PROMISSORY NOTE


$100,000.00                             New York, New York
                                        September 12, 1995

     The undersigned, JIM HJELM'S PRIVATE COLLECTION, LTD. (hereinafter collectively called "Maker" or "Obligor") promises to pay to the order of William J. Carroll (hereinafter, together with any holder hereof, called "Holder"), at the offices of the Maker or at such other place as Holder may from time to time designate, the principal sum of One Hundred Thousand ($100,000) Dollars, with interest thereon from the date hereof at twelve percent (12%) per annum.

     The principal amount of this Note shall be repaid in five equal monthly installments of Twenty Thousand ($20,000) Dollars, commencing January 15, 1996 (each such monthly installment date referred to herein as an "Installment Date"). All accrued and unpaid interest on the unpaid principal balance hereof shall be paid on each monthly installment date.

     This Note, together with accrued and unpaid interest, if any, shall be prepayable upon a Default as defined herein.

     All payments hereunder shall first be credited to interest and lawful charges then accrued and the remainder to principal.

     The following shall be an event of default (a) nonpayment of any interest or principal hereunder when due; (b) dissolution, termination of existence, insolvency, or business failure or appointment of a receiver for any part of the property of Maker, assignment for the benefit of creditors by or the commencement of any proceedings in bankruptcy or insolvency by or against Maker; (c) the entry of a material judgment against Maker; (d) the issuing of any attachment or garnishment, or the filing of any lien against any property of Maker; or (e) the taking of possession of any substantial part of the property of Maker at the insistence of any governmental authority. Upon an event of default, the holder may declare a Default and the unpaid principal amount hereof shall immediately be due.

     In addition to payment of interest and principal required under this Note, on each occurrence that any amount of money due hereunder on an Installment Date is not paid within ten (10) days from the date due, the Company, as liquidated damages and not as a penalty, shall issue to the Holder Ten Thousand (10,000) additional unregistered shares of Common Stock of the Maker.

    Holder shall have all of the rights and remedies of a creditor under applicable law. In the event that a Default is declared and the Holder enforces his rights in a court of competent jurisdiction located in the State of New York, Maker shall be liable for all reasonable attorneys' fees and costs. This agreement shall be governed by the laws of the State of New York.

     No delay or omission on the part of Holder in exercising any rights hereunder shall operate as a waiver of such or of any other rights under this Note. Presentment, demand, protest, notice of dishonor and all other notices are hereby waived by Obligor. Any notice to Maker shall be sufficiently served for all purposes if placed in the mail, postage prepaid, addressed to, or left upon the premises at the address shown below or any other address shown on Holder's records.


                         JIM HJELM'S PRIVATE COLLECTION, LTD.


                    By:  /s/Joseph J. Murphy
                         Joseph L. Murphy, President
























hjelm\pmnot1.995
                            EXHIBIT 10.9


                       SUBSCRIPTION AGREEMENT



JIM HJELM'S PRIVATE COLLECTION, LTD.
225 West 37th Street
New York, New York 10018

Dear Sirs:

     Pursuant to the terms of the offer contained in the Confidential Private Offering Memorandum dated April ___, 1995 (said Memorandum, including the exhibits and attachments thereto, is hereinafter called the "Memorandum"); the undersigned (the "Investor") hereby tenders his subscription for and offers to adcquire ____ units (the "Units"), each Unit consisting of 25,000 shares of Common Stock of Jim Hjelm's Private Collection, Ltd. (the "Company"). This subscription is tendered in connection with a private placement offering of up to 20 Units. This offering will terminate on or before May 31, 1995 unless extended at the option of the Company to June 30, 1995.

     The Company represents and warrants to the Investor that (a) the authorized number of shares of Common Stock (the "Common Stock") of the Company is 3,333,333, and (b) the issued and outstanding number of shares of Common Stock as of January 31, 1995 is 1,142,803 and the Company has reserved 140,833 shares for issuance under the Company's stock option plans and other options.

     1. Subscription Payment. As payment for this subscription, simultaneously with the execution hereof, the Investor is either (i) delivering herewith a check payable to the order of Jim Hjelm's
Private Collection, Ltd., or (ii) transferring funds by wire pursuant to the instructions of the Company, in the amount of $25,000 per Unit being subscribed for.

     2. Representations of the Investor. The Investor, recognizing that the Company will be relying on the information and on the representations set forth herein, hereby represents, warrants and agrees as follows:

     (a) The Investor understands that the offer and sale of the Units is being made by means of this Subscription Agreement, and is aware of the high degree of risk associated with an investment in the Units.

     (b) The Investor is a person who is able to bear economic risks including a loss of an investment in the Units.

    (c) The Investor is purchasing the shares of Common Stock contained in the Units issued pursuant to this Subscription Agreement (the "Shares") for his own account for investment, and not with a view to or for sale in connection with the distribution of the Shares nor with any present intention of selling or otherwise disposing of all or any part of the Shares; provided, however, the Investor shall have the right to transfer the securities to third parties pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"). In connection with any such future transfer, the Company will accept an acceptable opinion of counsel to the Investor as to the existence of any exemption. The Investor hereby acknowledges his understanding that the Shares are not being registered under the Act or any state securities laws, on the ground that the issuance and sale of the Units to the Investor is exempt under the Act and relevant state securities laws, as a small offering and not involving a public offering. The Investor agrees not to sell the Shares unless they are subsequently registered or an exemption from such registration is available.

     The Investor further acknowledges his understanding that the Company's reliance on such exemptions are, in part, based upon the foregoing representations, warranties, and agreements by the Investor and that the statutory basis for such exemptions would not be present, if notwithstanding such representations, warranties and agreements, the undersigned were acquiring the Units for resale on the occurrence or non-occurrence of some predetermined event. In order to induce the Company to issue and sell the Units subscribed for hereby to the Investor, it is agreed that the Company will have no obligation to recognize the ownership, beneficial or otherwise, of such Units by anyone but the Investor, except as set forth herein.

     (d) All information contained in this Subscription Agreement and in the Confidential Purchaser Questionnaire being simultaneously provided to the Investor, is correct and complete. Any material change occurring in either this Subscription Agreement or in the Confidential Purchaser Questionnaire prior to acceptance of this subscription shall be promptly reported to the Company. The Investor, in connection with his investment in the Company, has sufficient knowledge and experience in matters relating to business and financial matters in general and he is capable of evaluating the merits and risks of an investment in the Company and of making an informed investment decision.

     (e) The address set forth in this Subscription Agreement is his true and correct primary residence, and he has no present intention of becoming a resident of any other state or jurisdiction.

     (f) The Investor acknowledges and is aware that, except as set forth herein, the Investor will not transfer or assign this subscription, the Units or any interest therein; if and to the extent this subscription is accepted, the assignment and transferability of the Units subscribed for by the Investor will be governed by this Subscription Agreement and all applicable laws.

     (g) The Investor acknowledges and is aware that this subscription is voidable by the Investor within three days after the first tender of consideration is made by the Investor to the Company, an agent of the Company or an escrow agent. Subsequent to this three day period, the Investor is not entitled to cancel, terminate or revoke this subscription, and any agreements of the Investor in connection herewith shall survive the death or disability of the Investor.

     (h) The Investor has been given access to full and fair disclosure of all material information concerning the Company. The Investor has also been given the opportunity to ask questions of, and receive answers from, management of the Company regarding the terms and conditions of this Agreement, and the transactions contemplated thereby, as well as the affairs of the Company and related matters.

     The Investor may have access to whatever additional information concerning the Company, its financial condition, business, prospects, management, capitalization, and other similar matters, that the Investor or his purchaser representative, if any, desires, provided that the Company can acquire such information without unreasonable effort or expense.

     (i) The Investor has received and carefully reviewed the Memorandum, and except for the Memorandum, the Investor has not been furnished with any other materials or literature relating to the offer and sale of the Units.

     (j) The Investor has had the opportunity to obtain additional information necessary to verify the accuracy of the information referred to in subparagraphs (h) and (i) hereof.

     3. Indemnification. The Investor hereby agrees to indemnify and hold harmless the Company, its respective officers, directors, shareholders, employees, agents and attorneys of each such entity against any and all losses, claims, demands, liabilities and expenses (including reasonable legal or other expenses incurred by each such person in connection with defending or investigating any such claims or liabilities, whether or not resulting in any liability to such person) to which any such indemnified party may become subject under the Act, under any other statute, at common law or otherwise, insofar as such losses, claims, demands, liabilities and expenses (a) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in this Subscription Agreement or (b) arise out of or are based upon any breach of any representation, warranty or agreement contained herein.
     4. Survival of Representations, Warranties and Agreements. The representations, warranties and agreements contained herein shall survive the delivery of, and payment for, the Units.

     5. Acceptance of Subscription. The Company may accept this Subscription Agreement at any time for the Units subscribed for by executing a copy hereof as provided and notifying the Investor. The Investor understands that the Company may, in its sole discretion, reject this subscription or may accept only a portion of this subscription.

SIGNATURE PAGE

     IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement this _____ day of __________, 199 .

Organization Signature:                 Individual Signature:


Print Name of Subscriber


By:
                                        Signature (s)


     Print Name and Title of            Print Name (s)
     Person Signing


                                        Print Name (s)


Number of Units Subscribed for:

                   (Please print information below
                 exactly as you wish it to appear in
                     the records of the Company)



Name and capacity in which    Social Security Number of Indi-
subscription is made -- see   dividual or other Taxpayer I.D.
below for particular          Number
requirements


Address:                      Address for notices if different:


Number and Street             Number and Street



City      State   Zip Code    City      State      Zip Code


Please indicate form of ownership:


TENANTS-IN-COMMON             JOINT TENANTS WITH RIGHT OF
(Both Parties must sign         SURVIVORSHIP
 above)                       (Both Parties must sign above)


                    REGISTRATION RIGHTS AGREEMENT


          AGREEMENT, dated as of the       day of          , 199__,
between the person whose name and address appear on the signature page attached hereto (individually a "Holder" or collectively with the holders of the other units issued in the offering, as defined below, the "Holders") and Jim Hjelm's Private Collection, Ltd., a Delaware corporation having its principal place of business at 225 West 37th Street, New York, New York 10018 (the "Company").
          WHEREAS, simultaneously with the execution and delivery of this Agreement, the Holders are purchasing from the Company an aggregate of up to 20 Units (the "Units"), each unit consisting of 25,000 shares of Common Stock of the Company, par value $.0002 per share (the "Common Stock") upon the terms contained in the Confidential Private Placement Memorandum of the Company dated April ___, 1995 (the "Offering") of the Company; and
          WHEREAS, the Company desires to grant to the Holder the registration rights set forth herein with respect to the shares of Common Stock issued in connection with the Offering (the "Registrable Securities").
          NOW, THEREFORE, the parties hereto mutually agree as
follows:
          1.  Registration.    Upon the request of a majority of the
Holders at any time after ___________, 1995, the Company shall prepare and file a registration statement (the "Registration Statement") with the Securities and Exchange Commission, to include all of the Registrable Securities in the Registration Statement. Within ten (10) days of receipt of a proper request for registration pursuant hereto, the Company shall notify all of the other Holders who shall have ten
(10) days from such notice to notify the Company of their desire to include their Registrable Securities in such registration. The Company will be required to maintain the effectiveness of the Registration Statement until the earlier of (i) the date that all of the Registrable Securities have been sold, or (ii) the date all of the holders thereof receive an opinion of counsel to the Company that all of the Registrable Securities may be freely traded without registration under the Securities Act of 1933, as amended (the "Act").

          2. Additional Terms. The following provisions shall be applicable to the Registration Statement filed pursuant to Paragraph
1 of this Agreement:
               (a) The Company will use its best efforts to cause the Registration Statement covering Registrable Securities to become effective as promptly as possible and, if any stop order shall be issued by the Securities and Exchange Commission in connection therewith, to use its reasonable efforts to obtain the removal of such order. Following the effective date of such Registration Statement, the Company shall, upon the request of the Holder forthwith supply such reasonable number of copies of the Registration Statement, preliminary prospectus and prospectus meeting the requirements of the Act, and other documents necessary or incidental to the Offering, as shall be reasonably requested by the Holder to permit the Holder to make a public distribution of his or her Registrable Securities. The Company will use its reasonable efforts to qualify the Registrable Securities for sale in such states as the Holder of Registrable Securities shall reasonably request, provided that no such qualification will be required in any jurisdiction where, solely as a result thereof, the Company would be subject to service of general process or to taxation or qualification as a foreign corporation doing business in such jurisdiction. The obligations of the Company hereunder with respect to the Holder's Registrable Securities are expressly conditioned on the Holder's furnishing to the Company such appropriate information concerning the Holder, the Holder's Registrable Securities and the terms of the Holder's offering of such Registrable Securities as the Company may reasonably request.
               (b) The Company shall bear the entire cost and expense of any registration of the Registrable Securities; provided, however, that the Holder shall be solely responsible for the fees of any counsel retained by him or her in connection with such registration and any transfer taxes or underwriting discounts or commissions applicable to the Registrable Securities sold by him or her pursuant thereto.
               (c) The Company shall indemnify and hold harmless the Holder and each underwriter, within the meaning of the Act, who may purchase from or sell for the Holder, any Registrable Securities, from and against any and all losses, claims, damages and liabilities caused by any untrue statement of a material fact contained in the Registration Statement, any other registration statement filed by the Company under the Act, any post-effective amendment to such registration statements, or any prospectus included therein required to be filed or furnished by reason of this Agreement or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages or liabilities are caused by any such untrue statement or alleged untrue statement or omission or alleged omission based upon information furnished or required to be furnished in writing to the Company by the Holder or underwriter expressly for use therein; which indemnification shall include each person, if any, who controls any such underwriter within the meaning of the Act and each officer, director, employee and agent of such underwriter; provided, however, that the Company shall not be obligated to so indemnify the Holder or any such underwriter or other person referred to above unless the Holder or underwriter or other person, as the case may be, shall at the same time indemnify the Company, its directors, each officer signing the Registration Statement and each person, if any, who controls the Company within the meaning of the Act, from and against any and all losses, claims, damages and liabilities caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any registration statement or any prospectus required to be filed or furnished by reason of this Agreement or caused by any omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, insofar as such losses, claims, damages or liabilities are caused by any untrue statement or alleged untrue statement or omission based upon information furnished in writing to the Company by the Holder or underwriter expressly for use therein.
               (d) If for any reason the indemnification provided for in the preceding subparagraph is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to therein, then the indemnifying party, in lieu of indemnifying such indemnified party thereunder, shall contribute to the amount paid or payable by the indemnified party as a result of such loss, claim, damage or liability in such proportion as is appropriate to reflect not only the relative benefits received by the indemnified party and the indemnifying party, but also the relative fault of the indemnified party and the indemnifying party, as well as any other relevant equitable considerations.
               (e) Neither the filing of a Registration Statement by the Company pursuant to this Agreement nor the making of any request for prospectuses by the Holder shall impose upon the Holder any obligation to sell his or her Registrable Securities.
               (f) The Holder, upon receipt of notice from the Company that an event has occurred which requires a post-effective amendment to the registration statement or a supplement to the prospectus included therein, shall promptly discontinue the sale of his or her Registrable Securities until the Holder receives a copy of a supplemented or amended prospectus from the Company, which the Company shall provide as soon as practicable after such notice.
          3.  Governing Law.
               (a) The Registrable Securities are being delivered in New York. This Agreement shall be deemed to have been made and delivered in the State of New York and shall be governed as to validity, interpretation, construction, effect and in all other respects by the internal laws of the State of New York.
               (b) The Company and the Holder (a) agree that any legal suit, action or proceeding arising out of or relating to this Agreement, or any other Agreement entered into pursuant to the Offering shall be instituted exclusively in New York State Supreme Court, County of New York, or in the United States District Court for the Southern District of New York, (b) waives any objection which the Company or such Holder may have now or hereafter to the venue of such suit, action or proceeding, and (c) irrevocably consents to the jurisdiction of the New York State Supreme Court, County of New York and the United States District Court for the Southern District of New York in any such suit, action or proceeding. The Company and the Holder further agree to accept and acknowledge service of any and all process which may be served in any such suit, action or proceeding in the New York State Supreme Court, County of New York or in the United States District Court for the Southern District of New York and agrees that service of process upon the Company or the Holder mailed by certified mail to the Company's or, as the case may be, the Holder's address shall be deemed in every respect effective service of process upon the Company or the Holder, as the case may be, in any suit, action or proceeding.
          4. Amendment. This Agreement may only be amended by a written instrument executed by the Company and the Holder.
          5. Entire Agreement. This Agreement constitutes the entire agreement of the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings of the parties, oral and written, with respect to the subject matter hereof.
          6. Execution in Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.
          7. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed duly given when delivered by hand or mailed by registered or certified mail, postage prepaid, return receipt requested, as follows:
          If to the Holder, to his or her address set forth on the signature page of this Agreement.
          If to the Company, to the address set forth on the first page of this Agreement.
          8. Binding Effect; Benefits. The Holder may not assign his or her rights hereunder. This Agreement shall inure to the benefit of, and be binding upon, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns, including, without limitation, the permitted transferee of the Registrable Securities. Nothing herein contained, express or implied, is intended to confer upon any person other than the parties hereto and their respective heirs, legal representatives, successors and such permitted assigns, any rights or remedies under or by reason of this Agreement.
          9. Headings. The headings contained herein are for the sole purpose of convenience of reference, and shall not in any way limit or affect the meaning or interpretation of any of the terms or provisions of this Agreement.
          10. Severability. Any provision of this Agreement which is held by a court of competent jurisdiction to be prohibited or unenforceable in any jurisdiction(s) shall be, as to such jurisdiction(s), ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

    IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties hereto as of the date first above written.

                           JIM HJELM'S PRIVATE COLLECTION, LTD.


                                By:
                                   Name:  Joseph L. Murphy
                                   Title: President


                                   HOLDER:





                                   Signature(s)



                                   Print Name

                                   Address:




hjelm\reg-rts.j25

                            EXHIBIT 10.10


                       SUBSCRIPTION AGREEMENT



JIM HJELM'S PRIVATE COLLECTION, LTD.
225 West 37th Street
New York, New York 10018

Dear Sirs:

     The undersigned (the "Investor") hereby tenders his subscription
for and offers to acquire       units (the "Units"), each Unit
consisting of (i) 25,000 shares of Common Stock (the "Common Stock") of Jim Hjelm's Private Collection, Ltd. (the "Company") and (ii) a warrant to purchase 10,000 shares of Common Stock at $1.50 per share until June 30, 1997. This subscription is tendered in connection with a private offering of up to 20 Units pursuant to a Confidential Private Offering Memorandum dated December 1, 1995 (the "Memorandum"). Unless sooner terminated by the Company, this offering will terminate on or before February 28, 1996, unless extended at the option of the Company to April 30, 1996.

     The Company represents and warrants to the Investor that (a) the authorized number of shares of Common Stock (the "Common Stock") of the Company is 3,333,333, and (b) the issued and outstanding number of shares of Common Stock as of September 28, 1995 is 1,372,803 and the Company has reserved 172,157 shares for issuance under the Company's stock option plans and other options.

     1. Subscription Payment. As payment for this subscription, simultaneously with the execution hereof, the Investor is either (i) delivering herewith a check payable to the order of Jim Hjelm's Private Collection, Ltd., or (ii) transferring funds by wire pursuant to the instructions of the Company, in the amount of $25,000 per Unit being subscribed for.

     2. Representations of the Investor. The Investor, recognizing that the Company will be relying on the information and on the representations set forth herein, hereby represents, warrants and agrees as follows:

     (a) The Investor understands that the offer and sale of the Units is being made by means of this Subscription Agreement, and is aware of the high degree of risk associated with an investment in the Units.

     (b) The Investor is a person who is able to bear economic risks including a loss of an investment in the Units.

     (c) The Investor is purchasing the shares of Common Stock contained in the Units issued pursuant to this Subscription Agreement (the "Shares") for his own account for investment, and not with a view to or for sale in connection with the distribution of the Shares nor with any present intention of selling or otherwise disposing of all or any part of the Shares; provided, however, the Investor shall have the right to transfer the securities to third parties pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"). In connection with any such future transfer, the Company will accept an acceptable opinion of counsel to the Investor as to the existence of any exemption. The Investor hereby acknowledges his understanding that the Shares are not being registered under the Act or any state securities laws, on the ground that the issuance and sale of the Units to the Investor is exempt under the Act and relevant state securities laws, as a small offering and not involving a public offering. The Investor agrees not to sell the Shares unless they are subsequently registered or an exemption from such registration is available.

     The Investor further acknowledges his understanding that the Company's reliance on such exemptions are, in part, based upon the foregoing representations, warranties, and agreements by the Investor and that the statutory basis for such exemptions would not be present, if notwithstanding such representations, warranties and agreements, the undersigned were acquiring the Units for resale on the occurrence or non-occurrence of some predetermined event. In order to induce the Company to issue and sell the Units subscribed for hereby to the Investor, it is agreed that the Company will have no obligation to recognize the ownership, beneficial or otherwise, of such Units by anyone but the Investor, except as set forth herein.

     (d) All information contained in this Subscription Agreement and in the Confidential Purchaser Questionnaire being simultaneously provided to the Investor, is correct and complete. Any material change occurring in either this Subscription Agreement or in the Confidential Purchaser Questionnaire prior to acceptance of this subscription shall be promptly reported to the Company. The Investor, in connection with his investment in the Company, has sufficient knowledge and experience in matters relating to business and financial matters in general and he is capable of evaluating the merits and risks of an investment in the Company and of making an informed investment decision.

     (e) The address set forth in this Subscription Agreement is his true and correct primary residence, and he has no present intention of becoming a resident of any other state or jurisdiction.

     (f) The Investor acknowledges and is aware that, except as set forth herein, the Investor will not transfer or assign this subscription, the Units or any interest therein; if and to the extent this subscription is accepted, the assignment and transferability of the Units subscribed for by the Investor will be governed by this Subscription Agreement and all applicable laws.

     (g) The Investor acknowledges and is aware that this subscription is voidable by the Investor within three days after the first tender of consideration is made by the Investor to the Company, an agent of the Company or an escrow agent. Subsequent to this three day period, the Investor is not entitled to cancel, terminate or revoke this subscription, and any agreements of the Investor in connection herewith shall survive the death or disability of the Investor.

     (h) The Investor has been given access to full and fair disclosure of all material information concerning the Company. The Investor has also been given the opportunity to ask questions of, and receive answers from, management of the Company regarding the terms and conditions of this Agreement, and the transactions contemplated thereby, as well as the affairs of the Company and related matters.

     The Investor may have access to whatever additional information concerning the Company, its financial condition, business, prospects, management, capitalization, and other similar matters, that the Investor or his purchaser representative, if any, desires, provided that the Company can acquire such information without unreasonable effort or expense.

     (i) The Investor has received and carefully reviewed the Memorandum, and except for the Memorandum, the Investor has not been furnished with any other materials or literature relating to the offer and sale of the Units.

     (j) The Investor has had the opportunity to obtain additional information necessary to verify the accuracy of the information referred to in subparagraphs (h) and (i) hereof.

     3. Indemnification. The Investor hereby agrees to indemnify and hold harmless the Company, its respective officers, directors, shareholders, employees, agents and attorneys of each such entity against any and all losses, claims, demands, liabilities and expenses (including reasonable legal or other expenses incurred by each such person in connection with defending or investigating any such claims or liabilities, whether or not resulting in any liability to such person) to which any such indemnified party may become subject under the Act, under any other statute, at common law or otherwise, insofar as such losses, claims, demands, liabilities and expenses (a) arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in this Subscription Agreement or (b) arise out of or are based upon any breach of any representation, warranty or agreement contained herein.

     4. Survival of Representations, Warranties and Agreements. The representations, warranties and agreements contained herein shall survive the delivery of, and payment for, the Units.
     5. Acceptance of Subscription. The Company may accept this Subscription Agreement at any time for the Units subscribed for by executing a copy hereof as provided and notifying the Investor. The Investor understands that the Company may, in its sole discretion, reject this subscription or may accept only a portion of this subscription.

SIGNATURE PAGE

     IN WITNESS WHEREOF, the undersigned has executed this Subscription Agreement this _____ day of __________, 199 .

Organization Signature:                 Individual Signature:


Print Name of Subscriber


By:
                                        Signature (s)


     Print Name and Title of            Print Name (s)
     Person Signing


                                        Print Name (s)


Number of Units Subscribed for:

                   (Please print information below
                 exactly as you wish it to appear in
                     the records of the Company)



Name and capacity in which    Social Security Number of Indi-
subscription is made -- see   dividual or other Taxpayer I.D.
below for particular          Number
requirements


Address:                      Address for notices if different:


Number and Street             Number and Street



City      State   Zip Code    City      State      Zip Code


Please indicate form of ownership:


TENANTS-IN-COMMON             JOINT TENANTS WITH RIGHT OF
(Both Parties must sign         SURVIVORSHIP
 above)                       (Both Parties must sign above)

                     ACCEPTANCE OF SUBSCRIPTION
                 JIM HJELM'S PRIVATE COLLECTION LTD.


     The foregoing subscription is hereby accepted by Jim Hjelm's
Private Collection, Ltd. this         day of                 , for

Units.






                              By:
                                   Name:
                                   Title:


















hjelm\subag995.doc

                    REGISTRATION RIGHTS AGREEMENT


          AGREEMENT, dated as of the       day of          , 199__,
between the person whose name and address appear on the signature page attached hereto (individually a "Holder" or collectively with the holders of the other units issued in the offering, as defined below, the "Holders") and Jim Hjelm's Private Collection, Ltd., a Delaware corporation having its principal place of business at 225 West 37th Street, New York, New York 10018 (the "Company").
          WHEREAS, simultaneously with the execution and delivery of this Agreement, the Holders are purchasing from the Company an aggregate of up to 20 Units (the "Units"), each unit consisting of (i) 25,000 shares of Common Stock of the Company, par value $.0002 per share (the "Common Stock") and (ii) a warrant to purchase 10,000 shares of Common Stock exercisable at $1.50 per share until June 30, 1997; and
          WHEREAS, the Company desires to grant to the Holder the registration rights set forth herein with respect to the shares of Common Stock issued in connection with the Offering (the "Registrable Securities").
          NOW, THEREFORE, the parties hereto mutually agree as
follows:
          1.  Registration.    Upon the request of a majority of the
Holders at any time after June 30, 1996, the Company shall prepare and file a registration statement (the "Registration Statement") with the Securities and Exchange Commission, to include all of the Registrable Securities in the Registration Statement. Within ten (10) days of receipt of a proper request for registration pursuant hereto, the Company shall notify all of the other Holders who shall have ten (10) days from such notice to notify the Company of their desire to include their Registrable Securities in such registration. The Company will be required to maintain the effectiveness of the Registration Statement until the earlier of (i) the date that all of the Registrable Securities have been sold, or (ii) the date all of the holders thereof receive an opinion of counsel to the Company that all of the Registrable Securities may be freely traded without registration under the Securities Act of 1933, as amended (the "Act").
          2. Additional Terms. The following provisions shall be applicable to the Registration Statement filed pursuant to Paragraph
1 of this Agreement:
               (a) The Company will use its best efforts to cause the Registration Statement covering Registrable Securities to become effective as promptly as possible and, if any stop order shall be issued by the Securities and Exchange Commission in connection therewith, to use its reasonable efforts to obtain the removal of such order. Following the effective date of such Registration Statement, the Company shall, upon the request of the Holder forthwith supply such reasonable number of copies of the Registration Statement, preliminary prospectus and prospectus meeting the requirements of the Act, and other documents necessary or incidental to the Offering, as shall be reasonably requested by the Holder to permit the Holder to make a public distribution of his or her Registrable Securities. The Company will use its reasonable efforts to qualify the Registrable Securities for sale in such states as the Holder of Registrable Securities shall reasonably request, provided that no such qualification will be required in any jurisdiction where, solely as a result thereof, the Company would be subject to service of general process or to taxation or qualification as a foreign corporation doing business in such jurisdiction. The obligations of the Company hereunder with respect to the Holder's Registrable Securities are expressly conditioned on the Holder's furnishing to the Company such appropriate information concerning the Holder, the Holder's Registrable Securities and the terms of the Holder's offering of such Registrable Securities as the Company may reasonably request.
               (b) The Company shall bear the entire cost and expense of any registration of the Registrable Securities; provided, however, that the Holder shall be solely responsible for the fees of any counsel retained by him or her in connection with such registration and any transfer taxes or underwriting discounts or commissions applicable to the Registrable Securities sold by him or her pursuant thereto.
               (c) The Company shall indemnify and hold harmless the Holder and each underwriter, within the meaning of the Act, who may purchase from or sell for the Holder, any Registrable Securities, from and against any and all losses, claims, damages and liabilities caused by any untrue statement of a material fact contained in the Registration Statement, any other registration statement filed by the Company under the Act, any post-effective amendment to such registration statements, or any prospectus included therein required to be filed or furnished by reason of this Agreement or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages or liabilities are caused by any such untrue statement or alleged untrue statement or omission or alleged omission based upon information furnished or required to be furnished in writing to the Company by the Holder or underwriter expressly for use therein; which indemnification shall include each person, if any, who controls any such underwriter within the meaning of the Act and each officer, director, employee and agent of such underwriter; provided, however, that the Company shall not be obligated to so indemnify the Holder or any such underwriter or other person referred to above unless the Holder or underwriter or other person, as the case may be, shall at the same time indemnify the Company, its directors, each officer signing the Registration Statement and each person, if any, who controls the Company within the meaning of the Act, from and against any and all losses, claims, damages and liabilities caused by any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, any registration statement or any prospectus required to be filed or furnished by reason of this Agreement or caused by any omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, insofar as such losses, claims, damages or liabilities are caused by any untrue statement or alleged untrue statement or omission based upon information furnished in writing to the Company by the Holder or underwriter expressly for use therein.
               (d) If for any reason the indemnification provided for in the preceding subparagraph is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to therein, then the indemnifying party, in lieu of indemnifying such indemnified party thereunder, shall contribute to the amount paid or payable by the indemnified party as a result of such loss, claim, damage or liability in such proportion as is appropriate to reflect not only the relative benefits received by the indemnified party and the indemnifying party, but also the relative fault of the indemnified party and the indemnifying party, as well as any other relevant equitable considerations.
               (e) Neither the filing of a Registration Statement by the Company pursuant to this Agreement nor the making of any request for prospectuses by the Holder shall impose upon the Holder any obligation to sell his or her Registrable Securities.
               (f) The Holder, upon receipt of notice from the Company that an event has occurred which requires a post-effective amendment to the registration statement or a supplement to the prospectus included therein, shall promptly discontinue the sale of his or her Registrable Securities until the Holder receives a copy of a supplemented or amended prospectus from the Company, which the Company shall provide as soon as practicable after such notice.
          3.  Governing Law.
               (a) The Registrable Securities are being delivered in New York. This Agreement shall be deemed to have been made and delivered in the State of New York and shall be governed as to validity, interpretation, construction, effect and in all other respects by the internal laws of the State of New York.
               (b) The Company and the Holder (a) agree that any legal suit, action or proceeding arising out of or relating to this Agreement, or any other Agreement entered into pursuant to the Offering shall be instituted exclusively in New York State Supreme Court, County of New York, or in the United States District Court for the Southern District of New York, (b) waives any objection which the Company or such Holder may have now or hereafter to the venue of such suit, action or proceeding, and (c) irrevocably consents to the jurisdiction of the New York State Supreme Court, County of New York and the United States District Court for the Southern District of New York in any such suit, action or proceeding. The Company and the Holder further agree to accept and acknowledge service of any and all process which may be served in any such suit, action or proceeding in the New York State Supreme Court, County of New York or in the United States District Court for the Southern District of New York and agrees that service of process upon the Company or the Holder mailed by certified mail to the Company's or, as the case may be, the Holder's address shall be deemed in every respect effective service of process upon the Company or the Holder, as the case may be, in any suit, action or proceeding.
          4. Amendment. This Agreement may only be amended by a written instrument executed by the Company and the Holder.
          5. Entire Agreement. This Agreement constitutes the entire agreement of the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings of the parties, oral and written, with respect to the subject matter hereof.
          6. Execution in Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.
          7. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed duly given when delivered by hand or mailed by registered or certified mail, postage prepaid, return receipt requested, as follows:
          If to the Holder, to his or her address set forth on the signature page of this Agreement.
          If to the Company, to the address set forth on the first page of this Agreement.
          8. Binding Effect; Benefits. The Holder may not assign his or her rights hereunder. This Agreement shall inure to the benefit of, and be binding upon, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns, including, without limitation, the permitted transferee of the Registrable Securities. Nothing herein contained, express or implied, is intended to confer upon any person other than the parties hereto and their respective heirs, legal representatives, successors and such permitted assigns, any rights or remedies under or by reason of this Agreement.
          9. Headings. The headings contained herein are for the sole purpose of convenience of reference, and shall not in any way limit or affect the meaning or interpretation of any of the terms or provisions of this Agreement.
          10. Severability. Any provision of this Agreement which is held by a court of competent jurisdiction to be prohibited or unenforceable in any jurisdiction(s) shall be, as to such jurisdiction(s), ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

    IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties hereto as of the date first above written.

                           JIM HJELM'S PRIVATE COLLECTION, LTD.


                                By:
                                   Name:  Joseph L. Murphy
                                   Title: President


                                   HOLDER:





                                   Signature(s)



                                   Print Name

                                   Address:




hjelm\reg-rts.agr