Form 10QSB
period 1996-01-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1996-03-19
CIK 806384

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

                               OR

[  ]]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------ to -------.

Commission file number 0-19000
	                  -------

              JIM HJELM'S PRIVATE COLLECTION, LTD.
              ------------------------------------
     (Exact name of registrant as specified in its charter)

   	Delaware							13-3337553
	--------							----------
	(State or other jurisdiction of		(IRS Employer)
	incorporation or organization)		Identification No.)

         225 West 37th Street, New York, New York  10018
     -----------------------------------------------------
					(212) 921-7058
	-----------------------------------------------------
		Registrant's telephone number, including area code)

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

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,422,803 shares of common stock, par value $.0002 per share.

                      JIM HJELM'S PRIVATE COLLECTION, LTD.


                                     INDEX



Part 1.  Financial Information

     Item 1.  Financial Statements

     Balance Sheets at January 31, 1996 and
       October 31, 1995.......................................3-4

     Statements of Income for the three
       months ended January 31, 1996 and 1995...................5

     Statements of Cash Flows for the
       nine months ended January 31, 1996 and 1995..............6

     Notes to Financial Statements..............................7

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations............8

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K...................8

     Signature..................................................9



















                              						-2-

                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS

                                (Unaudited)
                                  ASSETS

								                                 January 31,   	October 31,
                              			           1996	    	   1995
                                           	-----------	-----------
Current assets:
Cash and cash equivalents       			       $   22,474 	$   36,645
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $157,000 at January 31, 1996
  and $121,670 at October 31, 1995			      2,099,683	 1,869,711
 Inventories                         		    1,631,816  1,795,840
 Note receivable                         	     8,505 	    8,505
 Deferred income taxes                   	       874	    18,556
 Prepaid expenses and other current assets 	   425,333	 471,630
                                              ---------  ---------
    Total current assets                 	 4,188,685	 4,200,887

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $313,791 at January 31, 1996 and $304,606
 at October 31, 1995         				           187,564   	   196,749

Other assets
  Deferred income taxes                    	      -    	    27,000
  Security deposits and other               	   102,357 	   101,711
                                         	   ---------- 	----------
                                        	   $4,478,606	$4,526,347
                                            	==========	==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

								                                January 31,   	October 31,
                              			           1996	    	   1995
                                         	-----------	-----------

Current liabilities
  Notes payable                           	$1,280,000	$1,300,000
  Accounts payable                          1,236,865  1,227,939
  Payroll taxes payable                    	   263,245   384,365
  Other current liabilities                	    43,725    84,941
                                             ----------	 ---------
    Total current liabilities               	 2,823,835 	 2,997,245
                                             ----------	 ---------
Other long term liabilities                	    72,441 	    74,056
									                                     ----------	 ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none						                   -               -

  Common stock - $.0002 par value,
  authorized 3,333,333 shares;
  issued and outstanding 1,422,803
  at January 31, 1996 and 1,372,803
  at October 31, 1995                        	  285	       275
  Additional paid-in capital               	 1,702,077  	 1,652,087
  Accumulated deficit                       	  (61,542)  	 (139,701)
                                              ----------	 ---------
                                         	     1,640,820	 1,512,661
  Less:  Note receivable and accrued
   interest            					                    (53,500) 	   (52,625)
         5,000 shares held in treasury    	      (4,990)	    (4,990)
                                              ----------	----------

      Total shareholders' equity            	 1,582,330	 1,455,046
                                              ---------- 	----------
                                           	$4,478,606	$4,526,347
                                              ========= 	==========






See accompanying notes to financial statements
                                 -4-


						                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                               STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
                              (Unaudited)



                    		1996         	1995
                    		---------- 	----------
Net sales      			    $2,313,124 	$1,740,306
Cost of goods sold	 		 1,513,885	  1,149,585
                     		---------- 	----------
Gross profit    	   		   799,239	   590,721

Selling, general and
 administrative ex-
 penses         	   		   676,080	   506,131
                      		---------- 	----------
Income from continu-
 ing operations before
 provision for income
 taxes           	    		 123,159   	    84,590
Provision for income
 taxes       		    			     45,000 	     25,377
                        			------	 ---------

    Net income 			     $    78,159	   $59,213
                       		============ 	============
Net income per com-
 mon and common equi-
 valent share

    Net income     			$   0.06      	   $0.05
                   			============  ============














See accompanying notes to financial statements
                                -5-

							           JIM HJELM'S PRIVATE COLLECTION, LTD.
                         STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                         JANUARY 31, 1996 and 1995


                           						                  1996      1995
                                          		   ----------- 	---------
Cash Flows from Operating Activities
 Net Income                                         $ 78,159 	$ 59,213
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                         9,185     16,275
 Accrued interest on note receivable                    (875)      (875)
 Provision for doubtful accounts and trade discounts    35,330     10,000
 Deferred income taxes                                  44,682        -
 Changes in operating assets and liabilities
   Increase in accounts receivable                    (265,302)  (269,717)
   Decrease in inventories                 			         164,024     35,368
   Decrease in note receivable                 		       -        19,976
   (Increase) decrease in prepaid expenses and
     other current assets                              46,297    (56,327)
   Increase in security deposits
     and other assets                                     (646)    (1,580)
   Increase in accounts payable                          8,926     22,257
   Decrease in payroll taxes payable and
     other current liabilities                        (162,336)   (59,944)
   Decrease in long term liabilities                    (1,615)      (842)
                                         		         ------------- 	 --------
Net Cash (used in) Operating Activities                (44,171)  (226,196)
                                                 	-------------  ---------
Cash Flows From Investing Activities
  Purchase of property and equipment                      -        (2,429)
                                                	------------  ----------
Net Cash used in Investing Activities                     -        (2,429)
                                              	------------  -----------
Cash Flows from Financing Activities
  Net proceeds (payment of) from 					               (20,000)	 199,717
  short term borrowing
  Proceeds from sale of common stock                    50,000        -
                                               	------------	----------
Net Cash provided by Financing Activities               30,000    199,717
                                              	------------  	----------

Net (decrease) in cash                        		     (14,171)   (28,908)
Cash, beginning of year                                 36,645     39,086
                                             	      ------------	--------
Cash, end of period                                    $22,474 	 $10,178
                                              		     ======= 	=========

See accompanying notes to financial statements
                                -6-

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
Note 1.

The balance sheet as of January 31, 1996, the statements of income for the three month periods ended January 31, 1996 and 1995 and the statements of cash flows for the three month periods ended January 31, 1996 and 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 1996 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 1995 which was filed with the Securities and Exchange
Commission.

Note 2. Composition of Inventory

                        Fiscal Quarter Ended   Fiscal Year Ended
                          January, 31, 1996     October 31, 1995
                         -------------------   ------------------
Raw materials                 $540,717             $580,948
Work-in-process                206,508              161,484
Finished Goods                 884,591            1,053,408
                            -----------          -----------
                            $1,631,816           $1,795,840
                            -----------          -----------

Note 3. Notes Payable

The company had a $1,000,000 revolving line of credit with a bank, with interest payable at 2% above the bank's prime rate of interest. As of October 31, 1995 and January 31, 1996 there was an outstanding balance of $1,000,000. On February 20, 1996, this line of credit was replaced with a $1,500,000 line of credit with another financial institution.

In September 1995 the Company borrowed $100,000 from a shareholder. The rate of interest is 12%. The loan is repayable in monthly installments of $20,000, commencing January 15, 1996. The balance outstanding as of January 31, 1996 and October 31, 1995 was $80,000 and $100,000, respectively.

In December 1994, with the consent of the Company's bank, the Company obtained a short term line of credit of up to $200,000 from a shareholder. Interest under this line accrues at a rate of 6% above the bank's prime rate. Payment of the principal of this line is subordinate to payment of the Company's revolving line of credit. As of January 31, 1996 and October 31, 1995, there was $200,000 outstanding.

[CAPTION]
                      JIM HJELM'S PRIVATE COLLECTION, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended January 31, 1996 as compared to three months ended January 31, 1995

	For the first three months of the Company's fiscal year ending October 31, 1996 ("Fiscal 1996"), revenues increased to $2,313,124 from $1,740,306, an increase of 33% over the same period a year ago. Net income was $78,159 or $.06 per share for this period as compared to net income of $59,213 or $.05 per share in the first three months of Fiscal 1995. Gross profit as a percentage of sales increased to 34.6% from 33.9% in the first three months of the prior year largely due to the product mix. Selling, general and administrative expenses as a percentage of net sales was 29.2% in the current period as compared to 29.1% in the prior period.

Liquidity and Capital Resources
     The Company's working capital increased to $1,364,850 at January 31, 1996 from $1,203,642 at October 31, 1995. The Company's current ratio increased to 1.48 to 1 at January 31, 1996 from 1.40 to 1 at October 31, 1995.

	During the first quarter of Fiscal 1996, the Company obtained $50,000 in capital through a private placement offering.

	The Company continues to experience a tight liquidity position, resulting in the need for increased borrowing and sizable short term debt.  In the event the Company was unable to maintain its current borrowing facilities this could result in a severe cash shortage which could materially negatively impact the company's operations.

PART II.   OTHER INFORMATION

      Item 6.     Exhibits and reports on Form 8-K.
                  None.

                                   SIGNATURE






	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           JIM HJELM'S PRIVATE COLLECTION, LTD.,
                                             Registrant




							                         s/Joseph L. Murphy
Dated:  March 18, 1996 		By:	--------------------------------
                                 	Joseph L. Murphy
                                       President
hjelm\10q.196