Form 10QSB
period 1996-04-30
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1996-06-14
CIK 806384

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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

                      JIM HJELM'S PRIVATE COLLECTION, LTD.


                                     INDEX



Part 1.  Financial Information

     Item 1.  Financial Statements

     Balance Sheets at April 30, 1996 and
       October 31, 1995...................................... 3-4

     Statements of Income for the three and six
       months ended April 30, 1996 and 1995..................   5

     Statements of Cash Flows for the
       six months ended April 30, 1996 and 1995..............   6

     Notes to Financial Statements...........................   7

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations..........  8

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K.................  9

     Signature................................................ 10

                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS

                                (Unaudited)
                                  ASSETS

                                             April 30,      October 31,
                                               1996            1995
                                            -----------    -----------
Current assets:
Cash and cash equivalents                    $  34,706      $   36,645
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $196,000 at April 30, 1996
  and $121,670 at October 31, 1995            2,274,754      1,869,711
 Inventories                                  1,585,231      1,795,840
 Note receivable                                  -              8,505
 Deferred income taxes                            -             18,556
 Prepaid expenses and other current assets      475,480        471,630
                                              ---------      ---------
    Total current assets                      4,370,171      4,200,887

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $323,206 at April 30, 1996 and $304,606
 at October 31, 1995                            180,097       196,749

Other assets
  Deferred income taxes                                         27,000
  Security deposits and other                   120,857        101,711
                                             ----------     ----------
                                             $4,671,125     $4,526,347
                                             ==========     ==========



           See accompanying notes to financial statements


                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS
                                (Unaudited)

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                             April 30,      October 31,
                                               1996            1995
                                             -----------    -----------
Current liabilities
  Notes payable                              $1,503,479     $1,300,000
  Accounts payable                            1,182,453      1,227,939
  Payroll taxes payable                         105,245        384,365
  Other current liabilities                      94,114         84,941
                                             ----------      ---------
    Total current liabilities                 2,885,291      2,997,245
                                             ----------      ---------
Other long term liabilities                      72,441         74,056
                                             ----------      ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -               -

  Common stock - $.0002 par value,
  authorized 3,333,333 shares;
  issued and outstanding 1,422,803
  at April 30, 1996 and 1,372,803
  at October 31, 1995                               285            275
  Additional paid-in capital                  1,702,077      1,652,087
  Retained earnings (Accumulated
   deficit)                                      70,396       (139,701)
                                              ----------     ---------
                                              1,772,758      1,512,661
  Less:  Note receivable and accrued
   interest                                      54,375         52,625
         5,000 shares held in treasury            4,990          4,990
                                              ----------    ----------

      Total shareholders' equity              1,713,393      1,455,046
                                              ----------    ----------
                                             $4,671,125     $4,526,347
                                              =========     ==========






             See accompanying notes to financial statements


                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                               STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1996 AND 1995
                              (Unaudited)


                         Three Months Ended       Six Months Ended
                            1996       1995          1996      1995
                         ----------  ----------   ---------  ----------
Net sales                $2,966,627  $1,816,718   $5,279,751 $3,557,024
Cost of goods sold        1,879,755   1,204,722    3,393,640  2,354,307
                         ----------  ----------   ---------  ----------
Gross profit              1,086,872     611,996    1,886,111  1,202,717

Selling, general and
 administrative ex-
 penses                     879,934     558,225    1,556,014  1,064,356
                         ----------  ----------   ---------  ----------
Income from continu-
 ing operations before
 provision for income
 taxes                      206,938      53,771      330,097    138,361
Provision for income
 taxes                       75,000      16,131      120,000     41,508
                              ------  ---------   ---------  ----------

    Net income           $  131,938     $37,640    $210,097    $ 96,853
                         ============ =========   =========  ==========
Net income per com-
 mon and common equi-
 valent share

    Primary              $     0.09     $  0.03    $   0.15    $   0.08
                         ============  ========  ==========  ==========

    Fully Diluted        $     0.08     $  0.03    $   0.14    $   0.08
                         ============   =======   =========  ==========









             See accompanying notes to financial statements

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                         STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                          APRIL 30, 1996 and 1995



                                                       1996      1995
                                                  -------------  ---------
Cash Flows from Operating Activities
 Net Income                                           $210,097   $ 96,853
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization                          18,600     32,550
 Accrued interest on note receivable                    (1,750)    (1,750)
 Provision for doubtful accounts and trade discounts    74,330     10,000
 Deferred income taxes                                  45,556        -
 Changes in operating assets and liabilities
   Increase in accounts receivable                    (479,373)  (353,824)
   (Increase) decrease in inventories                  210,609    (61,393)
   Decrease in note receivable                           8,505     44,286
   Increase in prepaid expenses and
     other current assets                               (3,850)   (55,421)
   Increase in security deposits
     and other assets                                  (19,146)   (10,000)
   (Decrease) increase in accounts payable             (45,486)    93,581
   Increase (decrease) in payroll taxes payable
     and other current liabilities                    (269,947)   (23,840)
   Decrease in long term liabilities                    (1,615)    (2,421)
                                                  -------------   --------
Net Cash (used in) Operating Activities               (253,470)  (231,379)
                                                  -------------  ---------
Cash Flows From Investing Activities
  Purchase of property and equipment                    (1,948)   (11,284)
                                                  ------------- ----------
Net Cash used in Investing Activities                   (1,948)   (11,284)
                                                  ------------------------
Cash Flows from Financing Activities
  Net proceeds from
  short term borrowing                                 203,479    229,717
  Proceeds from sale of common stock                    50,000        -
                                                  ------------   ---------
Net Cash provided by Financing Activities              253,479    229,717
                                                  ------------   ---------

Net (decrease) increase in cash                         (1,939)   (12,946)
Cash, beginning of year                                 36,645     39,086
                                                  -------------   --------
Cash, end of period                                    $34,706    $26,140
                                                       =======   =========

           See accompanying notes to financial statements

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
Note 1.

The balance sheet as of April 30, 1996, the statements of income for the six month periods ended April 30, 1996 and 1995 and the statements of cash flows for the six month periods ended April 30, 1996 and 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 1996 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Composition of Inventory

                        Fiscal Quarter Ended   Fiscal Year Ended
                          April 30, 1996       October 31, 1995
                         -------------------   ------------------
Raw materials                 $  580,185         $  580,948
Work-in-process                  212,602            161,484
Finished Goods                   792,444          1,053,408
                             -----------         ----------
                              $1,585,231         $1,795,840
                            ------------         ----------

Note 3. Notes Payable

The company had a $1,000,000 revolving line of credit with a bank, with interest payable at 2% above the bank's prime rate of interest. As of October 31, 1995, there was an outstanding balance of $1,000,000. On February 20, 1996, this line of credit was replaced with a $1,500,000 line of credit with another financial institution bearing an interest rate of 4% above prime. As of April 30, 1996, there was an outstanding balance of $1,283,479.

In September 1995 the Company borrowed $100,000 from a shareholder. The rate of interest is 12%. The loan is repayable in monthly installments of $20,000, commencing January 15, 1996. The balance outstanding as of April 30, 1996 and October 31, 1995 was $20,000 and $100,000, respectively.

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


                      JIM HJELM'S PRIVATE COLLECTION, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended April 30, 1996 as compared to three months ended April 30, 1995 and six months ended April 30, 1996 as compared to six months ended April 30, 1995

     For the first six months of the Company's fiscal year ending October 31, 1996 ("Fiscal 1996"), revenues increased to $5,279,751 from $3,557,024, an increase of 48% over the same period a year ago. Net income was $210,097 or $.15 per share for this period as compared to net income of $96,853 or $.08 per share in the first six months of Fiscal 1995. Gross profit as a percentage of sales increased to 35.7% from 33.8% in the first six months of the prior year largely due to volume efficiencies. Selling, general and administrative expenses as a percentage of net sales decreased to 29.5% in the current period as compared to 29.9% in the prior period.

     For the quarter ended April 30, 1996 revenues increased to $2,966,627 from $1,816,718 an increase of 63% over the comparable period a year ago. Net income increased to $131,938 for the quarter ended April 30, 1996 as compared to $37,640 for the period ended April 30, 1995. Gross profits as a percentage of sales increased to 36.6% in the quarter ended April 30, 1996 from 34% in the year ago. Selling, general and administrative expenses as a percentage of sales decreased to 29.7% in the current quarter from 30.7% in the comparable period a year ago.

Liquidity and Capital Resources

     The Company's working capital increased to $1,484,800 at April 30, 1996 from $1,203,642 at October 31, 1995. The Company's current ratio increased to 1.51 to 1 at April 30, 1996 from 1.40 to 1 at October 31, 1995.

     During the six months ended April 30, 1996 the Company used cash in operating activities of $253,470 as compared to $231,379 during the earlier period. Usage during the current period was due to a significant increase in accounts receivable and decrease in payroll tax liability, offset partially by increased net income and decreased inventory. The Company used cash in investing activities (purchase of equipment) during the six months ended April 30, 1996 of $1,948 as compared to $11,284 in the year earlier period. The Company generated cash from financing activities during the six months ended April 30, 1996 of $253,479 as compared to $229,717 in the year earlier period. During the current period, this was due to increased short term borrowings and from proceeds from the sale of Common Stock.

     During the first quarter of Fiscal 1996, with the consent of the Bank, the Company obtained a short term line of credit of up to $200,000 from a shareholder. Interest under this line accrues at a rate of 6% over the Bank's prime rate. Payment of the principal of this line is subordinate to the payment of the Company's revolving line of credit.

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



                           JIM HJELM'S PRIVATE COLLECTION, LTD.,
                                             Registrant




                                   s/ Joseph L. Murphy
Dated:  June 14, 1996         By:  --------------------------------
                                   Joseph L. Murphy
                                       President and Principle
                                       Financial Officer


























hjelm\10q.696