Form 10QSB
period 1996-07-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1996-09-16
CIK 806384

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                   OR

[  ]   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------ to -------.

Commission file number 0-19000
                       -------

                  JIM HJELM'S PRIVATE COLLECTION, LTD.
                  ------------------------------------
         (Exact name of registrant as specified in its charter)

         Delaware                                13-3337553
         --------                                ----------
         (State or other jurisdiction of         (IRS Employer)
         incorporation or organization)          Identification No.)

             225 West 37th Street, New York, New York  10018
         -----------------------------------------------------
                             (212) 921-7058
         -----------------------------------------------------
            Registrant's telephone number, (including area code)

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

Yes X              No
    --             --
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,472,803 shares of common stock, par value $.0002 per share.

                      JIM HJELM'S PRIVATE COLLECTION, LTD.


                                     INDEX



Part 1.  Financial Information

     Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets at July 31, 1996 and
       October 31, 1995. . . . . . . . . . . . . . . . . . . . . .3-4

     Consolidated Statements of Income for the three
       and nine months ended July 31, 1996 and 1995. . . . . . . . .5

     Consolidated Statements of Cash Flows for the
     nine months ended July 31, 1996 and 1995. . . . . . . . . . . .6

     Notes to Consolidated Financial Statements. . . . . . . . . .7-8

     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . .9

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . 10

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS

                                (Unaudited)
                                  ASSETS

                                             July 31,       October 31,
                                               1996            1995
                                             -----------    -----------
Current assets:
Cash and cash equivalents                    $   21,642     $  36,645
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $258,000 at July 31, 1996 and
  $121,670 at October 31, 1995                2,619,052     1,869,711
 Inventories                                  1,742,526     1,795,840
 Note receivable                                   -            8,505
 Deferred Income taxes                             -           18,556
 Prepaid expenses and other current assets      440,411       471,630
                                              ---------      ---------
    Total current assets                      4,823,631     4,200,887

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $334,441 at July 31, 1996 and $304,606
 at October 31, 1995                            221,222       196,749

Other assets
  Deferred income taxes                            -           27,000
  Security deposits and other                   106,807       101,711
                                             ----------     ----------
                                             $5,151,660    $4,526,347
                                             ==========     ==========


See accompanying notes to financial statements.









                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS (continued)
                              (Unaudited)
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                             July 31,       October 31,
                                               1996            1995
                                             -----------    -----------
Current liabilities
  Note payable                               $1,233,961     $1,300,000
  Accounts payable                            1,651,880      1,227,939
  Payroll taxes payable                          53,094        384,365
  Other current liabilities                     282,728         84,941
                                             ----------      ---------
    Total current liabilities                 3,221,663      2,997,245
                                             ----------      ---------
Other long term liabilities                      58,679         74,056
                                             ----------      ---------
Shareholders' equity
  Preferred stock - $.0001 par value, authorized
  1,000,000 shares; issued and outstanding- none    -               -

  Common stock - $.0002 par value, authorized
  10,000,000 shares; issued and outstanding
  1,422,803 at July 31, 1996 and 1,372,803
  at October 31, 1995                               285            275
  Additional paid-in capital                  1,702,077      1,652,087
  Retained earnings (accumulated deficit)       229,196       (139,701)
                                             ----------      ---------
                                              1,931,558      1,512,661
  Less:  Note receivable and accrued
         interest                                55,250         52,625
         5,000 shares held in treasury            4,990          4,990
                                             ----------     ----------

      Total shareholders' equity              1,871,318      1,455,046
                                             ----------     ----------
                                             $5,151,660     $4,526,347
                                              =========     ==========


See accompanying notes to financial statements.





                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                               STATEMENT OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1996 AND 1995
                                  (Unaudited)

                    THREE MONTHS ENDED            NINE MONTHS ENDED
                         JULY 31,                      JULY 31,
                    1996           1995           1996           1995
                    ----------     ----------     ----------     ----------
Net sales           $3,902,308     $2,082,003     $9,182,059    $5,639,027
Cost of goods sold   2,650,996      1,465,398      6,044,636     3,819,705
                     ---------     ----------     ----------     ----------
Gross profit         1,251,312        616,605      3,137,423     1,819,322

Selling, general and
 administrative ex-
 penses                962,512        545,568      2,518,526     1,609,924
                      ---------    ----------     ----------     ---------
Income from continu-
 ing operations before
 provision for income
 taxes                 288,800         71,037       618,897        209,398

Provision for income
 taxes                 130,000         21,311       250,000         62,819
                       -------     ----------     ---------      ---------

Net income          $  158,800      $  49,726      $368,897       $146,579
                       =======     ==========     =========      =========

Net income per common
 and common equivalent
 share

Primary                $    0.11   $     0.04      $    0.26     $    0.12
                       =========   ==========      =========     =========

Fully diluted          $    0.10   $     0.04      $    0.23     $    0.12
                       =========   ==========      =========     =========


See accompanying notes to financial statements.



                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                            JULY 31,
                                                       1996      1995
                                                  -------------  ---------
Cash Flows from Operating Activities
 Net income                                       $ 368,897      $146,579
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                       29,835        48,825
 Accrued interest on note receivable                 (2,625)       (2,625)
 Provision for doubtful accounts and trade
   discounts                                        136,330        10,000
 Deferred income taxes                                 -           12,061
 Changes in operating assets and liabilities
   Increase in accounts receivable                 (885,671)     (507,140)
   (Increase) decrease in inventories                53,314      (150,555)
   Decrease in note receivable                        8,505        48,911
   Decrease in deferred income taxes                 45,556          -
   (Increase) decrease in prepaid expenses and
     other current assets                            31,219       (30,764)
   Decrease (increase) in security deposits
     and other assets                                (5,096)       19,900
   (Decrease) in accounts payable                   423,941       (61,878)
   Increase (decrease) in payroll taxes payable
     and other current liabilities                 (133,484)       62,023
   Decrease in long term liabilities                (15,377)       (3,551)
                                                  -------------   --------
Net Cash (used in) Operating Activities              55,344      (408,214)
                                                  -------------  ---------
Cash Flows From Investing Activities
  Purchase of property and equipment                (54,308)      (28,509)
                                                  ------------  ----------
Net Cash used in Investing Activities               (54,308)      (28,509)
                                                  ------------  -----------
Cash Flows from Financing Activities
  Net proceeds (reductions) from short term
    borrowing                                       (66,039)      229,717
  Proceeds from sale of common stock                 50,000       230,000
                                                  ------------   ----------
Net Cash (used) provided by Financing Activities    (16,039)      459,717
                                                  ------------   ----------
Net increase (decrease) in cash                     (15,003)       22,994
Cash, beginning of year                              36,645        39,086
                                                  ------------   --------
Cash, end of period                               $  21,642      $ 62,080
                                                  ============   =========
See accompanying notes to financial statements.



                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (continued)

Note 1.

The balance sheet as of July 31, 1996, the statements of income for the nine month periods July 31, 1996 and 1995 and the statements of cash flows for the nine month periods ended July 31, 1996 and 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 1996 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

Note 2.

Composition of Inventory
                              Fiscal Quarter Ended    Fiscal Year Ended
                                     July 31, 1996     October 31, 1995
                              --------------------    -----------------
Raw materials                $   648,229              $   580,948
Work - in - process              283,373                  161,484
Finished Goods                   810,924                1,053,408
                              -----------               ---------
                             $ 1,742,526              $ 1,795,840
                              -----------               ---------
Note 3.

Notes Payable

The Company had a $1,000,000 revolving line of credit with a bank, with interest payable at 2% above the bank's prime rate of interest. As of October 31, 1995, there was an outstanding balance of $1,000,000. On February 20, 1996, this line of credit was replaced with a $1,500,000 line of credit with another financial institution bearing an interest rate of 4% above prime. The line has since been raised to $1,700,000. As of July 31, 1996, there was an outstanding balance of $1,133,961.

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (continued)


In September 1995 the Company borrowed $100,000 from a shareholder. The rate of interest was 12%. The loan was repayable in monthly installments of $20,000, commencing January 15, 1996. The balance outstanding as of July 31, 1996 and October 31, 1995 was $ -0- and $100,000, respectively.

In December 1994, with the consent of the Company's bank, the Company obtained a short term line of credit of up to $200,000 from a shareholder. Interest under this line accrues at a rate of 6% above the bank's prime rate. Payment of the principal of this line is subordinate to payment of the Company's revolving line of credit. As of July 31, 1996 and October 31, 1995, there was $100,000 and $200,000, respectively, outstanding.

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended July 31, 1996 as compared to three months ended July 31, 1995 and nine months ended July 31, 1996 as compared to nine months ended July 31, 1995

     For the first nine months of the Company's fiscal year ending October 31, 1996 ("Fiscal 1996"), revenues increased to $9,182,059 from $5,639,027 an increase of 63% over the same period a year ago. Net income was $368,897 or $.26 per share for this period as compared to net income of $146,579 or $.12 per share in the first nine months of Fiscal 1995. Gross profit as a percentage of sales increased to 34.2% from 32.3% in the first nine months of the prior year largely due to volume efficiencies. Selling, general and administrative expenses ("SGA Expenses") as a percentage of net sales decreased to 27.4% in the current period as compared to 28.5% in the prior period due to a faster increase in sales as compared to SGA Expenses.

     For the quarter ended July 31, 1996, revenues increased to $3,902,306 from $2,082,003, an increase of 91% over the comparable period a year ago. Net income increased to $158,800 for the quarter ended July 31, 1996 as compared to $49,726 for the period ended July 31, 1995. Gross profits as a percentage of sales increased to 32.1% in the quarter ended July 31, 1996 from 29.6% in the year ago. SGA Expenses as a percentage of sales decreased to 24.7% in the current quarter from 26.2% in the comparable period a year ago due to a faster increase in sales as compared to SGA Expenses.

Liquidity and Capital Resources

     The Company's working capital increased to $1,601,968 at July 31, 1996 from $1,203,642 at October 31, 1995. The Company's current ratio increased to 1.5 to 1 at July 31, 1996 from 1.4 to 1 at October 31, 1995.

     During the nine months ended July 31, 1996 the Company generated cash from operating activities of $55,344 as compared to using $408,214 during the earlier period largely due to increased net income and a reduction of inventory during the current period. The Company used cash in investing activities (purchase of equipment) during the nine months ended July 31, 1996 of $54,308 as compared to $28,509 in the year earlier period. The Company used cash from financing activities during the nine months ended
July 31, 1996 of $16,039 as compared to generating $459,717 in the year earlier period. In the year earlier period the Company sold significantly more of its Common Stock and increased its borrowings, as compared to the current period when it sold less of its Common Stock and reduced its borrowings.

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



                                   JIM HJELM'S PRIVATE COLLECTION, LTD.
                                   Registrant




                                   s/Joseph L. Murphy
Dated:  September 13, 1996   By:   -------------------------------------
                                   Joseph L. Murphy
                                       President
hjelm\796-10q