Form 10KSB
period 1996-10-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1997-02-14
CIK 806384

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-KSB

[X]               Annual Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

                For the Fiscal Year Ended October 31, 1996

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's revenues for its most recent fiscal year were $12,642,141.

The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on February 7, 1997 was approximately $6,602,897.

As of February 7, 1997, the Registrant had outstanding 1,722,323 shares of Common Stock, par value $.0002 per share.

The Proxy Statement of the registrant to be filed on or before February 28, 1997 is incorporated herein by reference.

                             PART I

Item 1.  Description of Business.

     (a) Background. Jim Hjelm's Private Collection, Ltd. (the "Company"), a Delaware corporation, was organized in April 1986 to design, manufacture and market high quality (sometimes referred to in the industry as "couture quality"), bridal wear and related accessories, including bridesmaid gowns.

     (b) Business. The Company is engaged in the design, manufacture and distribution of bridal gowns, veils and in the fiscal year ended October 31, 1994 ("Fiscal 1994"), the Company launched the "Occasions" collection of bridesmaid gowns.

     Manufacturing: The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items (the "Private Collection" and the "Lazaro" line) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect the Company's emphasis on quality and design originality. Wholesale prices for these lines of the Company's bridesmaid and bridal gowns range from $90 to $120 and $725 to $1,250, respectively, with suggested retail prices ranging from $180 to $240 for bridesmaid gowns and $1,500 to $2,500 for bridal gowns.

     The Company also produces a secondary line of less expensive bridal gowns called "Visions," which employs styling that is comparable to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $350 to $550 and the retail prices range from $700 to $1,100.

     The Company utilizes the efforts of its employees and several independent contractors to assemble its dresses. The Company maintains strict quality control over the contractors and supplies the contractors with cut pattern pieces. There are no written agreements between the Company and these contractors, enabling the Company to utilize each contractor on an as-needed basis. The Company also makes custom alterations on its basic designs at a customer's request. The Company charges the customer for custom alterations.

     The Company has identified quality bridal boutiques or bridal departments in women's high fashion clothing stores to market its products. During its fiscal year ended October 31, 1996 ("Fiscal 1996"), no customer accounted for more than ten percent of the Company's sales.

     The Company's lines of gowns for its next season are introduced at fashion shows held at the Company's showroom or at fashion shows held at a New York City hotel. The Company also displays its products at regional markets and seasonal bridal fashion shows sponsored by its retail customers at the retail customer's showroom, sometimes called "trunk shows." These trunk shows are generally supported with local advertising paid for by the Company's retail customer.

     The Company has three principal designers. Mr. Jim Hjelm has been designing bridal gowns and related items for approximately 25 years. He began his career as a bridal designer with the House of Bianchi, and then served as the head designer of Priscilla of Boston, for 18 years. From 1980 until he left in 1986 to co-found the Company with Mr. Joseph L. Murphy, he was a principal designer for Galina Bouquet, New York, another couture quality bridal gown manufacturer. While at Priscilla of Boston, he personally designed the wedding gowns for the daughters of President Johnson and President Nixon.

     Mr. Lazaro Perez is the Company's second bridal gown designer. Lazaro (the name under which Mr. Perez designs) had previously designed for Riccio, and studied at Chicago's Ray College of Design, where he won an award for "Best New Bridal Designer." Lazaro's designs have enabled the Company to diversify and add depth to its product lines. Lazaro's dresses are marketed by the Company under the name "Lazaro."

     Mr. Bill Pesce, the Company's third designer, has designed the Company's "Jim Hjelm's Occasions" collection of bridesmaid gowns for the past four seasons and was recently awarded the Debi award in Chicago for best design of bridesmaid gown. Mr. Pesce also designs the Company's "Visions" bridal gowns.

     All three designers are frequently featured in articles and advertisements published in Bride's and Your New Home and Modern Bride magazines. Major fashion department stores and bridal boutiques have featured all three designers and their work in advertisements, in store customer showings, and in retail area displays.

     Each designer also participates in the Company's marketing efforts by appearing at seasonal bridal fashion shows and trunk shows, and otherwise being available for showing the Company's lines of bridal products. The Company also employs a full-time sales manager and four salespeople.

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

     The primary raw materials necessary for the Company's business are quality fabrics, such as silks, taffetas and laces. The
Company maintains a minimum inventory of these raw materials.
Generally, the Company is able to obtain necessary materials relatively easily.

     Although the bridal industry is seasonal, with showings to retail buyers in advance of the Spring and Fall seasons, the Company's business has only experienced slight seasonal fluctuations, with a slight decrease in its fourth quarter.

     The couture-quality traditional bridal wear industry is highly competitive. In marketing its bridalwear and bridesmaid gowns, the Company competes directly with the House of Bianchi, Priscilla of Boston, Amsale, Richard Glasgow, the Diamond Collection, Watters & Watters, Bari Jay, and others who currently market high fashion traditional bridal wear. Competition with these firms is intense. Although the Company's sales represent a small percentage of the bridal gown market (less than one percent), the Company competes on the basis of prestige, design, quality, service and price.

     In its marketing efforts, the Company emphasizes the couture quality of its products and the public recognition of Jim Hjelm, Lazaro, and Bill Pesce, including their experience and reputation in the industry. In the Company's view, the ability of the Company to continue to successfully compete is dependent upon the continued development and maintenance of a line of high quality, fashionable bridal wear and the promotion of the reputations of Jim Hjelm, Lazaro, Bill Pesce and other recognized designers that the Company employs.

     The Company employs approximately 44 full-time employees, including three of its executive officers.


ITEM 2.  Description of Property.

     The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center." which primarily contains garment manufacturers and office space. The premises are occupied pursuant to a lease with an unaffiliated party, which expires in January 2003. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also maintains showroom space at 501 Seventh Avenue, New York, New York, pursuant to a lease with an unaffiliated party, which expires in 2002. This space is solely utilized to display the Company's products to buyers. The Company maintains a permanent showroom in the Chicago bridal mart building pursuant to a lease that runs through September 1997, with an unaffiliated party.

ITEM 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth fiscal quarter ended October 31, 1996, no matters were submitted to a vote of the security holders of the Company.

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



Quarter Ended            High Bid  Low Bid

Fiscal 1995

January 31, 1995         1.56       .32
April 30, 1995           1.08       .56
July 31, 1995            1.00       .40
October 31, 1995         2.00      1.00

Fiscal 1996

January 31, 1996         1.24       .56
April 30, 1996           2.56       .56
July 31, 1996            3.24      1.48
October 31, 1996         6.24      1.56

     On February 7, 1997, the closing bid and asked prices in the Over-the-Counter market for the Common Stock as reported by NASDAQ were $5.75 and $6.125, respectfully.

     (b) At February 7, 1997, there were approximately 661 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" name.

     (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations - Fiscal 1996 as Compared to the fiscal year ended October 31, 1995 ("Fiscal 1995").

     For Fiscal 1996, revenues were $12,642,141 as compared to $7,852,892 in Fiscal 1995, an increase of $4,789,249 or 61.0%.
Management attributes the increase in sales to an increase in the sales of the Lazaro line and an increase in its "Occasions" line of bridesmaid gowns.

     The Company's gross profit margin increased in Fiscal 1996 to 38.9% from 36.0% in Fiscal 1995. The Company attributes this increase to economies of scale from increased sales, a change in product mix and increased account-sourcing.

     Selling, general and administrative ("SG&A") expenses decreased to 29.9% of sales in Fiscal 1996 as compared to 32.9% of sales in Fiscal 1995. This was primarily due to increased marketing and interest costs to support increased sales.

     The Company generated net income of $470,710, or $.30 per share ($.29 on a fully diluted basis), for Fiscal 1996 as compared to net income of $63,586, or $.05 per share, for Fiscal 1995. The increase in net income for Fiscal 1996 was due primarily to the factors mentioned above.

Liquidity and Capital Resources

     The Company's working capital increased to $1,985,167 at October 31, 1996 from $1,203,642 at October 31, 1995, an increase of $781,525. Its current ratio was 1.7 to 1 at October 31, 1996 as compared to 1.4 to 1 at October 31, 1995.

     During Fiscal 1996, net cash provided by the Company's operating activities was $271,561 as compared to net cash used in operating activities in Fiscal 1995 of $543,908. Cash flow in Fiscal 1996 was generated primarily by the increase in net income.

     Cash used in investment activities in Fiscal 1996 was $90,171 as compared to $18,533 in Fiscal 1995. This was due to greater purchases of equipment during Fiscal 1996.

     Cash used in financing activities in Fiscal 1996 was $134,228 as compared to cash flow provided by these activities in Fiscal 1995 of $560,000. In Fiscal 1995, the Company increased its short-term borrowings of $330,000 as compared to the Company's decrease in its short-term borrowings of $235,045 in Fiscal 1996.

The Company generated $230,000 from the sale of Common Stock during Fiscal 1995 as compared to $50,000 from such activities in Fiscal
1996.

     In February 1996, the Company entered into a $1,500,000 revolving loan agreement (the "Credit Line") with CBC of New York
Inc. (the "Bank"), which bears interest at the rate of 12.25% per annum. The Credit Line was increased to $1,700,000 in July 1996.
The Bank is secured by a first lien on all of the Company's accounts receivable and the personal guaranties of Jim Hjelm, Joseph L. Murphy and Joseph O'Grady, officers and/or shareholders of the Company. In December 1994, the Company obtained a short-term line of credit of up to $200,000 from an investor to furnish it with additional working capital. Interest under this line accrued at the rate of six percent above the Bank's current prime rate. This loan was paid during Fiscal 1996. In September 1995, the Company obtained a loan from a shareholder in the amount of $100,000, with interest accruing at the rate of 12% per annum. This loan was also repaid during Fiscal 1996. In the event the Company defaults under the terms of the Credit Line causing the Bank to withdraw it at an inopportune time, the Company would likely experience serious working capital shortages and may not be able to substitute the Credit Line with a replacement on similar terms or at all.

    In November 1966, the Company, through a private placement, raised $328,125 in additional equity by the issuance of an aggregate of 75,000 shares of Common Stock and an aggregate of 22,500 warrants to purchase additional shares of Common Stock at prices ranging from $4.37 to $6.62. These funds along with the increased Credit Line are expected to be sufficient for the Company to meet its cash flow requirements. In the event the Bank does not renew the Credit Line in February 1998, when it expires, and the Company is unable to obtain a substitute line of credit, the Company would likely experience a working capital shortage which could materially disrupt its operations.

ITEM 7.  Financial Statements.

   The financial statements listed below are included on pages F-1 through F-16 following the signature page.

Title of Document                                              Page

Report of Independent Public Accountants                         F-1

Balance Sheets as of October 31, 1996 and 1995                   F-2-3

Statements of Operations for the years
  ended October 31, 1996 and 1995                               F-4

Statements of Shareholders' Equity for the
   years ended October 31, 1996 and 1995                        F-5

Statements of Cash Flow for the years
   ended October 31, 1996 and 1995                              F-6-7

Notes to Financial Statements                                   F-8

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                 PART III

  The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 1997.

                                PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

3.1 The Company's Certificate of Incorporation, as amended, dated December 30, 1994, incorporated by reference to Exhibit 3.1 of the Company's annual report on Form 10-KSB filed for its fiscal year ended October 31, 1995 ("1995 10-K").

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

10.2   Form of Stock Option Plan is incorporated by reference to
Exhibit 10.02 to the Form S-18.

10.3 Employment Agreement dated February 1, 1995 between the Company and Mr. Joseph L. Murphy, incorporated by reference to Exhibit 10.6 of the Company's 1995 10-K.

10.4 Form of Subscription Agreement issued in the private placement that ended May 31, 1995, together with form of Registration
Rights Agreement, incorporated by reference to Exhibit 10.9 of the Company's 1995 10-K.

10.5 Form of Subscription Agreement issued in the private placement that ends April 30, 1996, with form of Registration Rights
       Agreement, incorporated by reference to Exhibit 10.10 of the Company's 1995 10-K.

10.6 Employment Agreement dated January 1, 1996 between the Company and Mr. Lazaro Perez.

10.7 Form of Subscription Agreement issued in the private placement that ended October 31, 1996, with form of Registration Rights Agreement.

ITEM 13.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits. (Continued)

10.8 Amendment No. 1 dated June 17, 1996 to Employment Agreement dated February 1, 1995 between the Company and Mr. Joseph
      L. Murphy.

10.9  Amendment No. 1 dated February 16, 1996 to Employment
      Agreement dated February 9, 1993 between the Company and
      Mr. Jim Hjelm.

10.10 Loan and Security Agreement dated February 2, 1996 between
      CBC of New York Inc., trading as Continental Business Credit, and the Company.

23.1  Consent of Arthur Andersen LLP dated February 13, 1997.

      (b)  Reports on Form 8-K.

      During the last quarter of Fiscal 1996, the Company filed no reports on Form 8-K.

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JIM HJELM'S PRIVATE COLLECTION, LTD.

Dated:  February 12, 1997              By:/s/ Joseph L. Murphy
                                          President

   Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacitites and on the dated indicated:

Name                        Capacity                     Date

/s/ Daniel M. Sullivan      Chairman of the Board        February 12, 1997
    Daniel M. Sullivan      of Directors

/s/ Joseph L. Murphy        President and Director       February 12, 1997
    Joseph L. Murphy        (principal executive and
                            financial officer)

                            Secretary and Director       February   , 1997
    Joseph E. O'Grady


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Jim Hjelm's Private Collection, Ltd.:

We have audited the accompanying balance sheets of Jim Hjelm's Private Collection, Ltd. (a Delaware corporation) as of October 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and dislosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jim Hjelm's Private Collection, Ltd. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                       Arthur Andersen LLP

New York, New York
January 27, 1997


                             JIM HJELM'S PRIVATE COLLECTION, LTD.
                                 Balance Sheets as of
                               October 31, 1996 and 1995

                                         1996           1995
                                         ----           ----
Current assets:
Cash                                $    83,807     $   36,645
Accounts receivable, net of
 allowance for doubtful
 accounts, trade discounts
 and sales returns of $196,308
 at October 31, 1996 and $121,670
 at October 31, 1995                  2,590,706      1,869,711
Inventories                           1,734,491      1,795,840
Prepaid expenses and other
 current assets                         289,522        498,691
                                      ---------      ---------
   Total current assets               4,698,526      4,200,887

Property and equipment, net             231,244        196,749

Other assets                            194,695        128,711
                                      ---------      ---------
                                     $5,124,465     $4,526,347
                                      =========      =========



















                                 F-2

            JIM HJELM'S PRIVATE COLLECTION, LTD.
                      Balance Sheets as of
                October 31, 1996 and 1995
                             (continued)

                                         1996           1995
                                         ----           ----
Current liabilities:
Note payable                          $1,064,955     $1,300,000
Accounts payable                         850,596      1,227,939
Payroll taxes payable                     97,728        384,365
Income taxes payable                     263,946         10,600
Accrued expenses and
 other current liabilities               436,134         74,341
                                       ---------      ---------
   Total current liabilities           2,713,359      2,997,245


Other liabilities                         71,937         74,056

Commitments and contingencies
 (Note 10)

Shareholders' equity:
Preferred stock, $.0001 par
 value:  Authorized 1,000,000
 shares, Issued and outstanding             -             -
 - none

Common stock, $.0002 par
 value:  Authorized 10,000,000
 shares, Issued and outstand-
 ing - 1,637,823 at October
 31, 1996 and 1,372,803 at
 October 31, 1995                            328           275
Additional paid-in capital             2,071,572     1,652,087
Accumulated earnings (deficit)           331,009      (139,701)
                                       ---------     ----------
                                       2,402,909     1,512,661

Less:  Note receivable and
       accrued interest                   58,750        52,625
       1,667 shares held in
       treasury                            4,990         4,990
                                          ------     ---------
   Total shareholders' equity          2,339,169     1,455,046
                                       ---------     ---------
                                      $5,124,465    $4,526,347
                                       =========     =========
     The accompanying notes are an integral part of these
     financial statements.
                                 F-3


                JIM HJELM'S PRIVATE COLLECTION, LTD.
                  Statements of Operations
            For the years ended October 31, 1996 and 1995

                                      1996             1995
                                      ----             ----
Net sales                         $12,642,141       $7,852,892
Cost of goods sold                  7,729,025        5,028,570
                                   ----------        ---------

Gross profit                        4,913,116        2,824,322
Selling, general and admin-
 istrative expenses                 3,784,093        2,584,711
                                   ----------        ---------

Operating income                   1,129,023           239,611

Interest expense, net of interest
 income of $2,625 and $3,450 for
 1996 and 1995, respectively        (183,789)         (135,193)
                                   ---------          --------
Income before provision for
 income taxes                        945,234           104,418
Provision for income taxes          (474,524)          (40,832)
                                    --------           -------

Net income                         $ 470,710          $ 63,586
                                    ========           =======
Net income per weighted
 average number of common and
 common equivalent share:

 Primary                              $0.30           $  0.05
                                    =======            =======
 Fully diluted                        $0.29           $  0.05
                                    =======            =======
Weighted average number of
 common and common equivalent
 shares outstanding:

 Primary                           1,582,910         1,254,337
                                   =========        ==========
 Fully diluted                     1,634,398         1,254,337
                                   =========        ==========


     The accompanying notes are an integral part of these financial statements.


                         JIM HJELM'S PRIVATE COLLECTION, LTD.
                          Statements of Shareholders' Equity
                     For the years ended October 31, 1996 and 1995

                                                                      Note
                                     Additional                       Receivable              Total
                   Common              Paid-in     Accumulated        and Accrued   Treasury  Shareholders'
                   Shares    Amount    Capital   Earnings (Deficit)   Interest      Stock     Equity
                   ----------------------------------------------------------------------------------------
Balance,
November 1, 1994   1,142,803  $229   $1,422,133    ($203,287)        ($49,175)    ($4,990)  $1,164,910
Sale of Common
  Stock              230,000    46      229,954        -                 -             -       230,000
Accrued Interest on
  Note Receivable       -        -         -           -               (3,450)         -        (3,450)
Net Income              -        -         -          63,586             -             -        63,586
                     ---------------------------------------------------------------------------------
Balance,
October 31, 1995   1,372,803  $275   $1,652,087   ($139,701)         ($52,625)     ($4,990) $1,455,046

Sale of Common
  Stock               50,000    10       49,990        -                 -            -         50,000

Exercise of Common
  Stock Options      185,250    37      166,687        -                 -            -        166,724

Tax Benefit from
  Exercise
  of Common Stock
  Options               -       -       218,170        -                 -            -        218,170

Treasury Stock Received
  and Retired upon Exer-
  cise of Common Stock
  Options            (21,005)   (4)    (105,028)       -                -             -       (105,032)

The accompanying notes are an integral part of these financial statements.
                                     F-5

                         JIM HJELM'S PRIVATE COLLECTION, LTD.
                          Statements of Shareholders' Equity
                     For the years ended October 31, 1996 and 1995

                                                                      Note
                                     Additional                       Receivable              Total
                   Common              Paid-in     Accumulated        and Accrued   Treasury  Shareholders'
                   Shares    Amount    Capital   Earnings (Deficit)   Interest      Stock     Equity
                   ----------------------------------------------------------------------------------------
Issuance of Non
  Employee Common
  Stock Options         -        -       45,000        -                 -            -         45,000

Issuance of Common
  Stock Shares For
  Services          50,775    10       44,666           -                 -           -         44,676

Accrued Interest on
  Note Receivable      -       -          -             -            (6,125)          -         (6,125)

Net Income             -        -         -          470,710            -             -        470,710
                    ----------------------------------------------------------------------------------
Balance
October 31, 1996 1,637,823   $32   $2,071,572       $331,009       $(58,750)     $(4,990)   $2,339,169
                 =========   ===    =========        =======         ======        =====     =========

     The accompanying notes are an integral part of these financial statements.
                                          F-5 (Continued)

                JIM HJELM'S PRIVATE COLLECTION, LTD.
                    Statements of Cash Flows
          For the Years Ended October 31, 1996 and 1995

                                             1996         1995
                                             ----         ----

Cash flows from operating activities:
Net income                                 $470,710     $ 63,586
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
Depreciation                                 48,993       48,114
Write-offs of accounts receivable and
 allowance for doubtful accounts and
 trade discounts and allowance for
 sales returns                              274,638       50,000
Accrued interest income on note
 receivable                                  (6,125)      (3,450)
Nonemployee stock option compensation        45,000         -
Exercise of non-employee stock
 options in exchange for services            10,875         -
Nonemployee and employee Common Stock
 compensation                                44,676         -
Changes in assets and liabilities:
  (Increase) in accounts receivable        (995,633)    (610,891)
   Decrease (increase) in inventories        61,349      (70,243)
   Decrease in prepaid expenses             209,169       81,821
  (Increase) decrease in other assets       (59,301)       3,666
   (Decrease) increase in accounts
    payable                                (377,343)     (28,611)
   (Decrease) increase in payroll
     taxes payable                         (286,637)         218
   Increase (decrease) in accrued
     expenses and other current
     liabilities                            579,963      (68,146)
   Increase (decrease) in income taxes
     payable                                253,346       (7,217)
   Decrease in other long-term liabil-
    ities                                    (2,119)      (2,755)
   Net cash provided by (used in)           -------      -------
    operating activities                    271,561     (543,908)
                                            -------      -------
Cash flows from investing activities:
Purchase of property and equipment          (83,488)     (30,533)
(Increase) decrease in account
 value of life insurance policy              (6,683)      12,000
    Net cash used in investing activ-       -------      --------
    ities                                   (90,171)     (18,533)


                JIM HJELM'S PRIVATE COLLECTION, LTD.
                    Statements of Cash Flows
          For the Years Ended October 31, 1996 and 1995
                           (Continued)


                                             1996            1995
                                             ----            ----
Cash flows from financing activities:
Net (reductions) proceeds from
short term borrowings                    $(235,045)     $330,000
Proceeds from sale of Common Stock          50,000       230,000
Proceeds from option exercise               50,817          -
Net cash flows (used in) provided          -------      -------
  by financing activities                 (134,228)      560,000

Net increase (decrease) in cash             47,162        (2,441)
Cash, beginning of year                     36,645        39,086
                                           -------      --------
Cash, end of year                        $  83,807      $ 36,645
                                           =======      ========

          Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
   Interest                             $ 178,733      $ 128,706
   Income taxes                         $  12,008      $  14,418

Non-cash transactions
   Tax benefit from exercise of
      stock options                      $218,170            -
   Treasury stock received and retired
      upon exercise of stock options     $105,032            -



     The accompanying notes are an integral part of these financial statements.






JIM HJELM'S PRIVATE COLLECTION, LTD.
Notes to Financial Statements
For the Years Ended October 31, 1996 and 1995

Note 1.   The Company
          Jim Hjelm's Private Collection, Ltd. (the "Company") is engaged in the design and manufacture of traditional, high quality bridal wear and accessories. Products are sold to specialty bridal shops located throughout the continental United States.

Note 2.   Summary of Significant Accounting Policies

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

JIM HJELM'S PRIVATE COLLECTION, LTD.
Notes to Financial Statements
For the Years Ended October 31, 1996 and 1995
(continued)

          Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets of $289,522 at October 31, 1996 and $498,691 at October 31, 1995
          include approximately $251,000 and $294,000, respectively of costs relating to the design of the Company's new product lines which are being amortized over a one year period.

          Revenue Recognition
          Revenue is recognized upon shipment and acceptance by the customer.

          Income Taxes
          Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

          Earnings per Share
          Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

          Fully diluted earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the greater of the average market price or the period ending market price of the Company's stock. In addition, for stock options exercised, the fully diluted earnings per share calculation assumes the market price on the date of exercise is the effective price as of the beginning of the period.

             JIM HJELM'S PRIVATE COLLECTION, LTD.
                  Notes to Financial Statements
          For the Years Ended October 31, 1996 and 1995
                           (continued)
          Reverse Stock Split
          On November 15, 1994, the Company effected a reverse stock split pursuant to which one share of Common Stock, $.0002 par value, was exchanged for every three shares of Common Stock, $.0001 par value, then issued or outstanding. The share information included in the accompanying financial statements reflect the effect of the reverse stock split effected November 15, 1994.

          Reclassifications
          Certain amounts in the fiscal year ended 1995 financial statements have been reclassified to conform with the fiscal year ended 1996 presentation.

          Recent Pronouncements
          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which is effective for financial statements with fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets might not be recoverable. The Company has determined that as of October 31, 1996, no assets covered by SFAS 121 have been impaired.

               In fiscal year ended October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standard 123: "Accounting for Stock-based Compensation" (SFAS 123). SFAS 123 allows companies to account for stock-based compensation to employees under either (i) the new provisions of SFAS 123 or (ii) the provisions of Accounting Principles Bound Opinion 25:
          Accounting for Stock Issued to Employees (APB 25) with pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. At this time, the Company intends to continue accounting for its stock-based compensation to employees in accordance with the provisions of APB 25. The disclosure requirements of SFAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. For non-employee stock options, the accounting requirements of SFAS 123 are effective for all transactions after December 15, 1995. Refer to Note 8 for the effect of SFAS 123 in the accounting for non-employee stock options.
                              F-10

              JIM HJELM'S PRIVATE COLLECTION, LTD.
                  Notes to Financial Statements
          For the Years Ended October 31, 1996 and 1995
                           (continued)


Note 3.   Inventories
          At October 31, 1996 and 1995, inventories consisted of:

                                            1996          1995
                                            ----          ----
          Raw materials                 $  755,536     $  580,948
          Work-in-process                  103,056        161,484
          Finished goods                   875,899      1,053,408
                                         ---------      ---------
                                        $1,734,491     $1,795,840


Note 4.   Property and Equipment, Net
          Property and equipment, net at October 31, 1996 and 1995 is summarized as follows:

                                            1996          1995
                                            ----          ----
          Furniture and equip-
           ment                         $  315,704       $232,914
          Leasehold improve-
           ments                           234,878        234,179
          Leased equipment                  34,261         34,262
                                           -------        -------
                                           584,843        501,355
          Less:  Accumulated
           depreciation and
           amortization                    353,599        304,606
                                           -------        -------
          Property and equipment,
           net                          $  231,244       $196,749


Note 5.   Accrued Expenses and Other Current Liabilities
          Accrued expenses and other current liabilities as of October 31, 1996 and 1995 are summarized as follows:

                                               1996        1995
                                               ----        ----
               Accrued employee bonuses       285,000       -
               Other                          151,134     74,341
                                              -------     ------
                                              436,134     74,341

             JIM HJELM'S PRIVATE COLLECTION, LTD.
                  Notes to Financial Statements
          For the Years Ended October 31, 1996 and 1995
                           (continued)
Note 6.   Notes Payable - Bank
          In Fiscal 1995 the Company maintained a $1,000,000 revolving line of credit with a bank, with interest on borrowings payable at 12.25% per annum. In February 1996, this credit facility was refinanced with a $1,500,000 revolving line of credit with another financial institu- tion with interest on borrowings payable at 12.25% per annum and subsequently was raised to $1,700,000 in July 1996. At October 31, 1996 and
          1995, the Company had borrowed $1,064,955 and $1,000,000 under the lines, respectively. Borrowings are collateralized by the Company's accounts receivable, chattel paper, general intangibles and the personal guarantees of officers and directors of the Company. Additional fees are payable for periods in which a compensating balance of ten percent of the average daily outstanding loan balance is not maintained. No additional fees were due for the periods presented. This line of credit contains a financial covenant which requires the Company to maintain a minimum net equity value. As of the year ending October 31, 1996, the Company is in compliance with this covenant. Interest charged to operations under these revolving lines of credit amounted to $139,375 and $107,500 for the years ended October 31, 1996 and 1995, respectively.

          Other
          In December, 1994 with consent of the Company's bank, the Company obtained a short term line of credit up to $200,000 from a shareholder. Interest accrued at a rate of 6% above the prime rate, which was 12.75% at October 31, 1995. As of October 31, 1995 $200,000 was
          outstanding on this line of credit. During fiscal year 1996, the Company repaid this line of credit and the related interest charges in accordance with their original terms.

          Interest charged to operations under this line of credit amounted to approximately $29,000 and $25,000 for the years ended October 31, 1996 and 1995, respectively.

          In September, 1995 the Company borrowed $100,000 from a shareholder and such amount was outstanding as of October 31, 1995. The rate of interest on this loan was 12%. During fiscal year 1996, the Company repaid this loan and the related interest charges (which were not material) in accordance with their original terms.

              JIM HJELM'S PRIVATE COLLECTION, LTD.
                  Notes to Financial Statements
          For the Years Ended October 31, 1996 and 1995
                           (continued)


Note 7.   Income Taxes
          The provision for income taxes for the years ended
          October 31, 1996 and 1995, consist of the following:

                                   1996            1995
                                   ----            ----
               Current:
               Federal            $250,811        $  -
               State and local      83,654         10,600
                                   -------         ------
                                   334,465         10,600

               Deferred:
                Federal            103,863         21,952
                State and local     36,196          8,280
                                   -------        -------
                                  $140,059        $30,232

                                  $474,524        $40,832
                                   =======        =======

          A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October 31,1996 and 1995, is as follows:

                                             1996           1995
                                             ----           ----
          Statutory Federal income tax at     34%            34%
           applicable rates
          State and local taxes, net of        7%            12%
           federal tax benefit
          Effect of federal graduated          -            (12%)
           tax rate
          Permanent differences                3%             4%
          Adjustment to opening valuation      4%             -
           allowance
          Other                                2%             1%
                                             ----          -----
                                              50%            39%
                                             ====          =====

JIM HJELM'S PRIVATE COLLECTION, LTD.
Notes to Financial Statements
For the Years Ended October 31, 1996 and 1995
(continued)



The components of the net deferred tax asset at October 31, 1996 and 1995 are as follows:

                                    1996           1995
                                    ----           ----
Gross deferred tax asset         $185,594      $250,618
Valuation Allowance                     -       (41,000)
                                 --------       -------
                                  185,594       209,618
Gross deferred tax liability      107,482      (164,062)
                                 --------       -------
Net deferred tax asset             78,112        45,556
Less long-term portion            (75,968)      (27,000)
                                 --------       -------

Current deferred tax asset       $  2,144      $ 18,556
                                 ========       =======

          Deferred income taxes are provided on temporary differences between financial statement and taxable income. The primary sources of these differences are the allowance for doubtful accounts, depreciation, deferred design costs and accrued expenses.
          Realization of deferred income taxes is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Note 8.   Shareholders' Equity
          In May 1995, the Company completed a private sale of 230,000 shares for $230,000 to two existing shareholders, one of which is the President. In February 1996, the Company completed another private sale of 50,000 shares of Common Stock and warrants to purchase up to 20,000 shares of Common Stock of the Company at $1.50 per share to expire June 30, 1997 for $50,000 to outside parties. As of October 31, 1996, such warrants are still outstanding.




                              F-14
                   JIM HJELM'S PRIVATE COLLECTION, LTD.
                       Notes to Financial Statements
               For the Years Ended October 31, 1996 and 1995
                                (continued)


          Stock Options
          The following table summarizes data relating to other non-incentive options and incentive plan options:

                                  Incentive       Non-Incentive
                                  ---------       -------------
                               1996   1995        1996     1995
                               ----   ----        ----     ----
Options outstanding
  at the beginning of
  the year                   2,500   2,500     272,500   78,333
Options granted            100,000    -0-       98,000  197,500
Options expired             (2,500)   -0-      (50,834)  (3,333)
Options exercised          (15,250)   -0-     (170,000)    -0-
                           -------  ------     -------   ------
Options outstanding
  at the end of the
  year                      84,750   2,500     149,666  272,500
Options exercisable
  at the end of the
  year                      39,500   2,500     149,666   90,625


          The exercise prices of the options outstanding at October 31, 1996 and 1995 range from $.87 to $2.38.

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                       Notes to Financial Statements
               For the Years Ended October 31, 1996 and 1995
                                (continued)

          The Company's President exercised 100,000 non-incentive stock options with exercise prices ranging from $.87 to $1.10.
The exercise price was satisfied by surrenduring 19,700 shares of common stock with a fair market value of $98,500. These shares were immediately cancelled upon receipt by the Company.

          As a result of individuals exercising their non-incentive stock options in Fiscal 1996, the Company realized a federal, state and local income tax benefit of $218,170. Such benefit was utilized to reduce the current income tax payable and the benefit was recorded in additional paid-in capital in the accompanying balance sheet as of October 31, 1996.

          During Fiscal 1996, the Company issued 63,000 options to purchase common stock with an exercise price ranging from $.87 to $2.13 to certain non-employees. Such options were recorded at their fair market value on the date of grant and accordingly the Company recorded $45,000 in selling, general and administrative expense in Fiscal 1996 in connection with these grants.

          During Fiscal 1996, the Company issued to non-employees 50,775 shares of common stock with a fair market value of $44,676 for various administrative and consulting services. The Company recorded $44,676 in selling, general and administrative expense in Fiscal 1996 to reflect these transactions.


Note 9.   Related Party Transactions

          Note Receivable - Sale of Stock
          On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of the Company's common stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a bank's prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 1996 and 1995 was $58,750 and $52,625, respectively.

                  JIM HJELM'S PRIVATE COLLECTION, LTD.
                       Notes to Financial Statements
               For the Years Ended October 31, 1996 and 1995
                                (continued)

Note 10.  Commitments and Contingencies

          Lease Commitments
          The Company leases office, production, and retail facilities under leases expiring in 1997 through 2003. Minimum annual rentals under such leases are as follows:

       Year Ending
       October 31,
       -----------
           1997               167,305
           1998               168,750
           1999               168,600
           2000               168,600
           2001               168,600
           Thereafter         156,150
                              -------
                              998,005

          Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 1996 and 1995, amounted to $229,011 and $302,539, respectively.

Employment Agreements

          The Company has employment agreements with three of its key employees terminating from December 1997 to January 2000.
Total compensation expensed under the terms of these agreements for the year ended October 31, 1996 was approximately $294,800. Future minimum commitments are as follows:

                   Year Ending October 31, 1996

                         1997          362,893
                         1998          327,383
                         1999          323,000
                         2000          323,000
                         2001          158,822
                         Thereafter    333,000
                                       -------
                                     1,828,098

                  JIM HJELM'S PRIVATE COLLECTION, LTD.
                       Notes to Financial Statements
               For the Years Ended October 31, 1996 and 1995
                                (continued)


Note 11.  Subsequent Event

          In November 1996, the Company, through a private placement, issued 75,000 unregistered shares of Common Stock, par value $.0002 per share (the "Shares") for $328,125 to outside parties. In addition, the Company granted to the investors of the private placement warrants to purchase 7,500 shares of the Company's Common Stock exercisable at $4.37 per share to expire December 31, 2001 and warrants to purchase 15,000 shares of the Company's Common Stock exercisable at $6.62 per share to expire December 31, 2001. The investors were granted registration rights whereby the Company agreed to use its best efforts to include the Shares in any registration statement filed by the Company to publicly offer the Company's securities.

                               Exhibit Index


10.6      Employment Agreement dated January 1, 1996 between the
Company and Mr. Lazaro Perez.

10.7 Form of Subscription Agreement issued in the private placement that ended October 31, 1996 together with form of Registration Rights Agreement.

10.8      Amendment No. 1 dated June 17, 1996 to Employment
Agreement dated February 1, 1995 between the Company and Mr. Joseph
L. Murphy.

10.9      Amendment No. 1 dated February 16, 1996 to Employment
Agreement dated February 9, 1993 between the Company and Mr. Jim
Hjelm.

10.10 Loan and Security Agreement dated February 2, 1996 between CBC of New York Inc., trading as Continental Business
Credit, and the Company.

23.1      Consent of Arthur Andersen LLP dated February 13, 1997.

                        EXHIBIT 10.6


                    EMPLOYMENT AGREEMENT


       AGREEMENT dated as of this 1st day of January, 1996 between JIM HJELM'S PRIVATE COLLECTION, LTD., a Delaware corporation (hereinafter called the "Company") with offices at 501 Seventh Avenue - 10th Floor, New York, New York 10018, and LAZARO PEREZ residing at 66 Bowers Street, Jersey City, NJ 07307 (hereinafter called the "Employee"). The Agreement shall control and supersede all previous agreements entered into between the Company and the Employee.

                      W I T N E S S E T H
        WHEREAS, Employee is a designer of bridal gowns and related apparel; and

        WHEREAS, the Company desires to obtain the services of Employee to design a line of bridal gowns and related apparel, upon the terms and conditions stated herein; and

        WHEREAS, Employee desires to be employed by the Company to design a line of bridal gowns and related apparel, upon the terms and conditions stated herein.

        NOW, THEREFORE, in consideration of the mutual covenants, conditions and promises contained herein, the parties hereby agree as follows:

        1. Employment Term. The Company hereby agrees to employ Employee and Employee agrees to enter the employ of the Company on the terms and conditions set forth below for a term commencing on January 1, 1996 (the "Commencement Date"), and terminating December 31, 2005 unless sooner terminated as herein provided (such initial term of this Agreement is herein referred to as the "Term").

        2. Duties. Subject to the authority of the Board of Directors of the Company and the control and direction of the President and Board of Directors of the Company, Employee shall be employed as a designer of a line of bridal gowns and related apparel for the Company, which line shall be under the Lazaro name or an alternative name acceptable to both the Company and Employee (the "Products"). Employee shall have direct responsibility for the design of the Products. In addition to designing the Products, Employee will perform such other duties and services commensurate with his position as a designer for the Company, as may from time to time be assigned to him by such persons, including, but not limited to, attendance at trunk shows, assisting with advertising programs, making first patterns and designing traditional style bridal gowns and related apparel to be sold under the Jim Hjelm label.
        3. Full Time. Employee agrees that he will devote his full time and attention during regular business hours to the business affairs of the Company and that during the period of such employment Employee will not, without the prior permission of the President or Board of Directors of the Company, engage in any other business enterprise which requires the personal time or attention of Employee. It is understood that the Employee will perform certain of the services contemplated in this Agreement outside of the Company's offices. The foregoing shall not prevent the purchase, ownership or sale by Employee of investments or securities of publicly-held companies and any other business which is not competitive and does not have any business relations with the Company or any subsidiary of the Company, provided the time or attention devoted by Employee to such activities does not interfere with the performance of his duties hereunder.

        4. Compensation. For the full, prompt and faithful performance of all of the duties and services to be performed by Employee hereunder, the Company agrees to pay, and Employee agrees to accept, the amounts set forth below.

       (a) As a base compensation, Employee shall be paid at a rate of $80,000 per annum during the Term (the "Base Compensation"), payable weekly. Effective on each anniversary date of this Agreement, the Board of Directors of Company agrees to review the Employee's performance hereunder and, based on such review, to increase the Base Compensation in an amount which, in the discretion of the Board of Directors of the Company, is deemed appropriate.

        (b) As additional compensation Employee shall receive for each fiscal year of the Company during the Term an amount equal to 1% of the first $3,000,000 of net sales of the Products for such fiscal year, and 1.5% of any amount over $3,000,000 of net sales of the Products for such fiscal year. Notwithstanding anything else contained in this paragraph 4(b), the maximum amount payable to Employee under this paragraph 4(b) for each fiscal year of the Company during the Term shall not be greater than the Base Compensation.

          (c) Net sales of the Products for the purposes of paragraph 4(b) shall be computed separately for each fiscal year of the Company (or part thereof, if Employee's employment shall terminate other than at the end of a fiscal year or if Employee's employment shall commence other than at the beginning of a fiscal year). Such computations shall be made as soon as practicable after the end of each such period.

           (d) For the purposes of this Agreement, net sales shall mean the Company's gross receipts for the Products less the usual discounts and allowances to customers, refunds for returned goods, taxes, cost of transportation and non-collectable receivables.
           (e) The additional compensation to be paid pursuant to paragraph 4(b) shall be payable not later than 120 days after the end of the fiscal year of the Company.

           (f) In connection with this agreement, the Company shall grant to Employee a three year option to purchase 30,000 shares of Common Stock of the Company exercisable at the fair market value on the date of this agreement ($4.00 per share of Common Stock)(the "Option"). The Option shall be exercisable at the rate of 10,000 shares per year commencing one year from the date hereof.

           (g) The Company shall provide the Employee with health benefits on the same terms as provided to other employees of the Company.

           (h) The Company shall provide the Employee a clothing allowance of $4,000 per year.

           (i) The compensation provided for herein shall be in additional to any retirement, profit sharing, insurance (including medical) or similar benefit which may at any time be payable to Employee pursuant to any plan or policy of the Company relating to such benefits, which benefits shall be made available to Employee on the same basis as they are made available to other similarly situated employees of the Company. Such compensation shall be in addition to any options which may be granted under any Company stock option plan.

        5. Vacation. Employee shall be entitled to three weeks of vacation per year, which shall be taken at such time or times as shall be mutually determined by the Company and him.

        6. Death. In the event of the death of Employee during the Term or any extension thereof, the employment of Employee hereunder shall terminate and come to an end on the last day of the month of the death of the Employee. The estate of Employee (or such persons as Employee shall designate in writing) shall be entitled to receive, and the Company agrees to pay, the Base Compensation of the Employee and the additional compensation provided by paragraph 4(b) computed up to the end of the month in which death occurs. Notwithstanding the death of Employee, the provisions of Section 11 hereof shall continue in full force and effect.

        7. Disability. In the event that Employee shall, because of illness or incapacity, physical or mental, be unable to perform the duties and services to be performed by him hereunder for a consecutive period of six (6) months, or nine (9) months during any twelve (12) month period, the Company may terminate the employment of Employee hereunder after the expiration of such period. Employee shall be entitled to receive his base salary and the additional compensation provided by paragraph 4(b) computed up to the date of such termination. In the event of the termination of Employee's employment due to the disability of Employee, the provisions of paragraph 11 hereof shall continue in full force and effect.

        8. Covenant not to Compete; Nondisclosure.

          (a) The Employee covenants and agrees that for a period of two years following the termination of his employment with the Company other than as a result of a breach by the Company, he shall not directly or indirectly compete with the Company in the bridal marketplace in those areas in which the Company sells the Products, nor induce any person associated with or employed by the Company or any subsidiary of the Company, to leave the employ of or terminate his association with the Company, or any subsidiary of the Company, or solicit the employment of any such person on his own behalf or on behalf of any other business enterprise. In the event of termination of this Agreement by virtue of a breach by the Company, termination without cause or expiration of the Term then the aforesaid covenant will be applicable for a period of six months from such event.

        The above provisions to the contrary notwithstanding, in light of the non-exclusive license of Richard Glasgow, Inc. and its subsidiary Riccio to use Employee's name and likeness as referred to in paragraph 9 below, which use could result in significant confusion with the Company's activities if the Employee were to not be employed by the Company and be employed by Richard Glasgow, Inc. or an affiliate thereof, the Employee covenants and agrees that (i) following the termination of his employment with the Company, other than if such termination is without cause, Employee shall be restricted from employment by Richard Glasgow, Inc. or an affiliate thereof for a period of 12 years, and (ii) following the termination of his employment with the Company without cause, Employee shall be restricted from employment by Richard Glasgow, Inc. or an affiliate thereof for a period of six years.

        (b) The Employee covenants and agrees for a period of two years following the termination of his employment with the Company other than as a result of a breach by the Company, he will not, directly or indirectly, during or after the term of employment disclose to any person not authorized by Employer to receive or use such information, except for the sole benefit of Employer, any of Employer's confidential or proprietary data, information, designs, styles, or techniques, including customer lists, or give to any person not authorized by Employer to receive it. Notwithstanding the foregoing, this applies solely to information that is not generally known to anyone other than Employer.

         (c) If any term of this paragraph 8 is found by any court having jurisdiction to be too broad, then and in that case, such term shall nevertheless remain effective, but shall be considered amended (as to the time or area or otherwise, as the case may be) to a point considered by said court as reasonable, and as so amended shall be fully enforceable.

         (d) In the event that Employee shall violate any provision of this Agreement (including but not limited to the provisions of this paragraph 8), the Employee hereby consents to the granting of a temporary or permanent injunction against him by any court of competent jurisdiction prohibiting him from violating any provision of this Agreement. In any proceeding for an injunction, Employee agrees that his ability to answer in damages shall not be a bar or interposed as a defense to the granting of such temporary or permanent injunction against Employee. Employee further agrees that the Company will not have an adequate remedy at law in the event of any breach by Employee hereunder and that the Company will suffer irreparable damage and injury if Employee breaches any of the provisions of this Agreement.


        9. Trademark. Employer shall register the name Lazaro, Lazaro Perez or a derivation thereof (the "Trademark"), with the United States Patent and Trademark office ("USPTO"). Except as otherwise provided herein, the permission of the Employee to the Employer to so register the Trademark shall be perpetual and fully-paid. The Trademark is the exclusive property of Employer, the Employee having consented to it being filed by the Employer with the USPTO and the Employee shall have no right to the use thereof as a mark used in trade or commerce except as otherwise provided herein, without the express written consent of the Company. The Company shall be solely permitted to license the Trademark to a third party, other than a non-exclusive license granted by Employee to Richard Glasgow, Inc. and its subsidiary Riccio to use Employee's name and likeness on promotional and sales materials including advertising, sales tickets, labels, brochures, hang tags, announcements or correspondence, a copy of which non-exclusive agreement is attached hereto as Exhibit A and is specifically consented to by the Company.

        10. Use of Designs. Employee hereby grants to the Company a perpetual, royalty-free exclusive right and license to use his designs for bridal gowns and related apparel (the
"Designs") or any variation thereof developed during the Term (or any extension thereof). The Company shall be solely permitted to license the Designs to a third party.

        11. Use of Designs and Trademark After Term. Except as set forth herein, Employee: (i) after such time as he is no longer employed by the Company, grants to the Company a perpetual, royalty-free exclusive right and license to use the Designs or any variation thereof designed by the Employee during the Term (or any extension thereof), (ii) upon expiration of the Term (or the expiration of any extension thereof) or if his employment hereunder is terminated for cause, grants to the Company, commencing on the date he is no longer employed by the Company, a 12 year, royalty-free exclusive right and license to use the Trademark, and (iii) upon termination of his employment hereunder without cause, grants to the Company, commencing on the date he is no longer employed by the Company, a six year, royalty-free exclusive right and license to use the Trademark. The provisions of this paragraph 11 shall survive any termination of employment "for cause" as provided in paragraph 12 hereof.

        12. Termination.

            12.1 Termination for Cause. The Company may terminate Employee's employment without liability (other than for payments accrued to the date of termination and as otherwise provided in paragraph 11) if Employee's employment is terminated "for cause". The term "for cause" shall, for the purposes of this Agreement, mean (i) a material breach by Employee of the provisions of this Agreement, (ii) the commission by Employee of a fraud against the Company or the conviction of Employee for aiding or abetting, or the commission of, a felony or of a fraud or a crime involving moral turpitude or a business crime, (iii) the knowing possession or use of illegal drugs or prohibited substances, the excessive drinking of alcoholic beverages which impairs Employee's ability to perform his duties hereunder, (iv) being under the influence of such drugs, substances or alcohol during Employee's hours of employment, or (v) any violation of the Company's corporate policies described in the Company's employee handbook, which handbook may supplemented or amended by the Company from time to time, a copy of which has been provided to the Employee. In the event of such termination for cause, Employee shall be entitled to receive his base salary and the additional compensation provided by paragraph 4(b) computed up to the date of such termination and the provisions of paragraph 11 hereof shall continue in full force and effect.

           12.2 Termination Without Cause. The Company shall have the right to terminate Employee's employment hereunder at any time, without cause, on six months written notice to the Employee. In the event the Employee's employment hereunder is terminated by the Employer without cause, Employee shall be entitled to receive the Base Compensation provided in paragraph 4(a) for a period of 90 days from the date such termination becomes effective and the additional compensation provided by paragraph 4(b) for a period of 1 year from the date such termination becomes effective and the provisions of paragraph 11 hereof shall continue in full force and effect.

        13. No Impediments. Employee warrants and represents that he is free to enter into this Agreement and to perform the services contemplated thereby and that such actions will not constitute a breach of, or default under, any existing agreement.

        14. No Waiver. The failure of any of the parties hereto to enforce any provision hereof on any occasion shall not be deemed to be a waiver of any preceding or succeeding breach of such provision or of any other provision.

        15. Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties hereto and no amendment, modification or waiver of any provision herein shall be effective unless in writing, executed by the party charged therewith.

        16. Governing Law. This Agreement shall be construed, interpreted and enforced in accordance with and shall be governed by the laws of the State of New York applicable to agreements to be wholly performed therein.

        17. Binding Effect. This Agreement shall bind and inure to the benefit of the parties, their successors and assigns.

        18. Assignment and Delegation of Duties. This Agreement may not be assigned by the parties hereto except that the Company shall have the right to assign this Agreement in connection with a sale or transfer of all or substantially all of its assets, a merge or consolidation. This Agreement is in the nature of a personal services contract and the duties imposed hereby are non-delegable.

        19. Paragraph Headings. The paragraph headings herein have been inserted for convenience of reference only and shall in no way modify or restrict any of the terms or provisions hereof.

        20. Notices. Any notice under the provisions of this Agreement shall be given by registered or certified mail, return receipt requested, directed to the addresses set forth above, unless notice of a new address has been sent pursuant to the terms of this paragraph.

        21. Unenforceability; Severability. If any provision of this Agreement is found to be void or unenforceable by a court of competent jurisdiction, the remaining provisions of this Agreement, shall, nevertheless, be binding upon the parties with the same force and effect as though the unenforceable part has been severed and deleted.

        22. Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be deemed to be duplicate originals.










        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

                             JIM HJELM'S PRIVATE COLLECTION, LTD.


                         By:

                              Joseph L. Murphy, President




                              Lazaro Perez

                       EXHIBIT 10.7



                   SUBSCRIPTION AGREEMENT



JIM HJELM'S PRIVATE COLLECTION, LTD.
225 West 37th Street
New York, New York 10018

Dear Sirs:

    The undersigned (the "Investor") hereby tenders his
subscription for and offers to acquire       shares of Common Stock
(the "Shares") of Jim Hjelm's Private Collection, Ltd. (the "Company"). This subscription is tendered in connection with a private offering of up to 250,000 Shares pursuant to a Confidential Private Offering Memorandum dated October 14, 1996 (the "Memorandum"). Unless sooner terminated by the Company, this offering will terminate on or before October 31, 1996.

     The Company represents and warrants to the Investor that (a) the authorized number of shares of Common Stock (the "Common
Stock") of the Company is 10,000,000 and (b) the issued and outstanding number of shares of Common Stock as of October 14, 1996 is 1,652,212 and the Company has reserved 213,750 shares for issuance under the Company's stock option plans and other options.

    1. Subscription Payment. As payment for this subscription, simultaneously with the execution hereof, the Investor is either
(i) delivering herewith a check payable to the order of Jim Hjelm's Private Collection, Ltd., or (ii) transferring funds by wire pursuant to the instructions of the Company, in the amount of $4.375 per Share being subscribed for with a minimum of 5,000 Shares.

     2. Representations of the Investor. The Investor, recognizing that the Company will be relying on the information and on the representations set forth herein, hereby represents, warrants and agrees as follows:

      (a) The Investor understands that the offer and sale of the Shares is being made by means of this Subscription Agreement, and is aware of the high degree of risk associated with an investment in the Shares.

      (b) The Investor is a person who is able to bear economic risks including a loss of an investment in the Shares.

      (c) The Investor is purchasing the Shares issued pursuant to this Subscription Agreement for his own account for investment, and not with a view to or for sale in connection with the distribution of the Shares nor with any present intention of selling or otherwise disposing of all or any part of the Shares; provided, however, the Investor shall have the right to transfer the securities to third parties pursuant to an exemption from registration under the Securities Act of 1933 (the "Act"). In connection with any such future transfer, the Company will accept an acceptable opinion of counsel to the Investor as to the existence of any exemption. The Investor hereby acknowledges his understanding that the Shares are not being registered under the Act or any state securities laws, on the ground that the issuance and sale of the Shares to the Investor is exempt under the Act and relevant state securities laws, as a small offering and not involving a public offering. The Investor agrees not to sell the Shares unless they are subsequently registered or an exemption from such registration is available.

    The Investor further acknowledges his understanding that the Company's reliance on such exemptions are, in part, based upon the foregoing representations, warranties, and agreements by the Investor and that the statutory basis for such exemptions would not be present, if notwithstanding such representations, warranties and agreements, the undersigned were acquiring the Shares for resale on the occurrence or non-occurrence of some predetermined event. In order to induce the Company to issue and sell the Shares subscribed for hereby to the Investor, it is agreed that the Company will have no obligation to recognize the ownership, beneficial or otherwise, of such Shares by anyone but the Investor, except as set forth herein.

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


   (f) The Investor acknowledges and is aware that, except as set forth herein, the Investor will not transfer or assign this subscription, the Shares or any interest therein; if and to the extent this subscription is accepted, the assignment and transferability of the Shares subscribed for by the Investor will be governed by this Subscription Agreement and all applicable laws.

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

     (i) The Investor has received and carefully reviewed the Memorandum, and except for the Memorandum, the Investor has not been furnished with any other materials or literature relating to the offer and sale of the Shares.

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

      4. Survival of Representations, Warranties and Agreements.
The representations, warranties and agreements contained herein shall survive the delivery of, and payment for, the Shares.

      5. Acceptance of Subscription. The Company may accept this Subscription Agreement at any time for the Shares subscribed for by executing a copy hereof as provided and notifying the Investor.
The Investor understands that the Company may, in its sole discretion, reject this subscription or may accept only a portion of this subscription.

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

Number of Shares Subscribed for:


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



Number and Street                Number and Street




City    State   Zip Code         City  State Zip Code






Please indicate form of ownership:


TENANTS-IN-COMMON                 JOINT TENANTS WITH RIGHT OF
(Both Parties must sign           SURVIVORSHIP
 above)                          (Both Parties must sign above)


                ACCEPTANCE OF SUBSCRIPTION

                          JIM HJELM'S PRIVATE COLLECTION LTD.


    The foregoing subscription is hereby accepted by Jim Hjelm's
Private Collection, Ltd. this 31st day of October, 1996, for
_________ Shares.








                             By:
                                 Name: Joseph L. Murphy
                                 Title: President

                   REGISTRATION RIGHTS AGREEMENT


     AGREEMENT, dated as of the    day of       , 199__,
between the person whose name and address appear on the signature page attached hereto (individually a "Holder" or collectively with the holders of the other shares of Common Stock issued in the offering, as defined below, the "Holders") and Jim Hjelm's Private Collection, Ltd., a Delaware corporation having its principal place of business at 225 West 37th Street, New York, New York 10018 (the "Company").

      WHEREAS, simultaneously with the execution and delivery of this Agreement, the Holders are purchasing from the Company an aggregate of up to 250,000 shares of Common Stock of the Company;
and

      WHEREAS, the Company desires to grant to the Holder the registration rights set forth herein with respect to the shares of Common Stock issued in connection with the Offering (the
"Registrable Securities").

       NOW, THEREFORE, the parties hereto mutually agree as follows:
       1. Registration. Upon the request of a majority of the Holders at any time after January 31, 1997, the Company shall prepare and file a registration statement (the "Registration Statement") with the Securities and Exchange Commission, to include all of the Registrable Securities in the Registration Statement. Within ten (10) days of receipt of a proper request for registration pursuant hereto, the Company shall notify all of the other Holders who shall have ten (10) days from such notice to notify the Company of their desire to include their Registrable Securities in such registration. The Company will be required to maintain the effectiveness of the Registration Statement until the earlier of (i) the date that all of the Registrable Securities have been sold, or (ii) the date all of the holders thereof receive an opinion of counsel to the Company that all of the Registrable Securities may be freely traded without registration under the Securities Act of 1933, as amended (the "Act").

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

                           JIM HJELM'S PRIVATE COLLECTION, LTD.


                      By:
                          Name:  Joseph L. Murphy
                          Title: President


                           HOLDER:


                           Signature(s)

                           Print Name

                           Address:

                          EXHIBIT 10.8

                     AMENDMENT NO. 1 TO
                   EMPLOYMENT AGREEMENT



    Amendment No. 1 dated June 17, 1996 to the Employment Agreement dated February 1, 1995 between Jim Hjelm's Private Collection, Ltd., a Delaware corporation (the "Company"), with offices at 225 West 37th Street, New York, New York 10018 and Joseph L. Murphy, residing at 116 West 72nd Street, New York, New York 10023 (hereinafter called the "Executive").

                   W I T N E S S E T H
                   - - - - - - - - - -

     WHEREAS, the Company has employed the Executive as its President pursuant to the terms of an Employment Agreement between the Company and the Executive dated February 1, 1995 (the
"Agreement"); and

      WHEREAS, the Company and the Executive desire to amend the terms of the Agreement upon the terms and conditions stated herein.

      NOW, THEREFORE, in consideration of the mutual covenants, conditions and promises contained herein, the parties hereby agree as follows:

      1. Employment Term. The term of the Agreement shall be extended until June 16, 2001.

      2. Time Requirements. The Executive agrees that he will devote 100% of his business time and attention during regular business hours to the business affairs of the Comapny and that during the period of such employment the Executive will not, without the prior consent of the Board of Directors of the Company, engage in any other business enterprise or enterprises which require the Executive's time or attention. It is understood that the Executive will perform certain of the services contemplated in this Agreement outside of the Company's offices. The foregoing shall not prevent the purchase, ownership or sale by the Executive of the investments or securities of publicly-held companies and any other business which is not competitive and does not have any business relations with the Company or any subsidiary of the Company, provided the time or attention devoted by the Executive to such activities does not interfere with the performance of his duties hereunder.

      3. Compensation.

      (a) Commencing June 1, 1996, the Executive shall be paid a base salary at the rate of $150,000 per annum during the Term
(the "Base Compensation"), payable at such regular times and intervals as the Company customarily pays its employees.

      (b) Commencing June 1, 1996, the Executive shall receive as additional compensation five percent (5%) of the Company's-pre-tax profits to be paid quarterly, three percent (3%) of which is to be paid in cash concurrent with the Company's filing of its Form 10-QSB Quarterly Report or within 60 days of the close of the preceding fiscal quarter of the Company, and the remaining two percent (2%) will accrue and be paid concurrent with the Company's filing of its Form 10-KSB Annual Report or within 120 days of the close of the Company's fiscal year, whichever occurs first.

      (c) The Company shall provide the Executive with a $6,000 clothing allowance per annum, to be paid $3,000 semi-annually.

      (d) The Executive shall be entitled to the use of an automobile, the expenses related to which shall not exceed $500 per month.

       4. Notice. The Company shall provide Executive with six
(6) months prior written notice if the term of this Agreement will not be extended on the same or better terms.

       5. Supersedes Prior Agreement. The foregoing provisions shall control and supersede the relevant provisions of the Agreement, which, in all other respects, shall otherwise remain in full force and effect.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.


                    JIM HJELM"S PRIVATE COLLECTION LTD.,


                   By:
                       Daniel M. Sullivan, Chairman



                       Joseph L. Murphy

                          EXHIBIT 10.9


                         AMENDMENT NO. 1 TO
                        EMPLOYMENT AGREEMENT



    AMENDMENT NO. 1 dated February 16, 1996 to the Employment Agreement dated February 9, 1993 between Jim Hjelm's Private Collection, Ltd., a Delaware corporation (the "Company"), with offices at 501 Seventh Avenue, 10th Floor, New York, New York 10018 and Jim Hjelm, an individual with a residence at 155 East 31st Street, #30F, New York, New York 10036 (the "Employee").

                   W I T N E S S E T H

     WHEREAS, the Company has employed the Employee as an exclusive designer of bridal gowns and related apparel (the
"Products") pursuant to the terms of an Employment Agreement between the Company and the Employee dated February 9, 1993 (the
"Agreement"); and

     WHEREAS, the Company and the Employee desire to amend the terms of the Agreement upon the terms and conditions stated herein.

     NOW, THEREFORE, in consideration of the mutual covenants, conditions and promises contained herein, the parties hereby agree as follows:

     1. Compensation.
        (a) Commencing February 9, 1996, the Employee shall be paid a base salary at the rate of $132,000 per annum for one year and at the rate of $133,000 per annum from February 9, 1997 to February 9, 1998, payable weekly or in such other manner as the parties shall determine.

         (b) The Employee shall be entitled to the use of an automobile, the expenses related to which, shall not exceed $350.00 per month. The Employee owes the Company $52,625 as of the end of the Company's fiscal year ended October 31, 1995. Commencing February 10, 1997, the Employee shall repay this loan plus accrued interest to the Company at the rate of $13,000 annually, to be deducted from the Employee's paycheck.

          (c) The Company shall pay the rent on the Employee's studio apartment located at 155 East 31st Street until the lease expires on or about April 1, 1996.

       2. Extension of Term.

         (a) Commencing February 10, 1998, the date the
Agreement currently expires, the Agreement shall be extended for an additional three (3) years and the Company shall continue to employ the Employee and the Employee shall continue to be employed by the Company during such period.

          (b) The Company shall pay the Employee at the rate of $93,000 annually and shall continue to pay the expenses related to the Employee's car referred to above during such period.

       3. Supersedes Prior Agreement. The foregoing provisions shall control and supersede the relevant provisions of the Agreement, which, in all other respects, shall otherwise remain in full force and effect.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

                      JIM HJELM'S PRIVATE COLLECTION, LTD.


                  By: ____________________________________
                      Joseph L. Murphy, President


                      ___________________________________
                      Jim Hjelm

                       EXHIBIT 10.10



               LOAN AND SECURITY AGREEMENT

                   ACCOUNTS RECEIVABLE


   AGREEMENT dated as of FEBRUARY ____, 1996 between CBC of New York Inc., trading as Continental Business Credit, 60 East 42nd Street, New York, New York 10165 (Secured Party), and JIM HJELM'S PRIVATE COLLECTION, LTD., 225 WEST 37TH STREET, NEW YORK, NEW YORK 10018 (Debtor), a corporation organized under the laws of the State of DELAWARE (as it may from time to time be amended or supplemented, the "Agreement").

   Debtor desires to obtain loans from Secured Party from time to time on a revolving basis on the security of Debtor's
"Receivables", as herein defined, upon the following terms and conditions:

   All advances shall be disbursed by Secured Party from its office in the City and State of New York, and shall be payable at such office, and this Agreement and all transactions hereunder shall be deemed to be consummated in, shall be governed by, and shall be construed under the laws of such State.

    1. Secured Party agrees to make advances to Debtor from time to time in such amounts as may be mutually agreed upon to an aggregate amount outstanding of up to EIGHTY PERCENT (80%) of the outstanding net face amount of Eligible Receivables, which shall have been assigned, pledged or transferred to Secured Party as provided in paragraph 5 below and shall be and remain subject to the first priority security interest of Secured Party and shall at all times conform to the definition of "Eligible Receivables" herein. The aggregate outstanding amount of such advances shall not exceed ONE MILLION FIVE HUNDRED THOUSAND DOLLARS ($1,500,000), except that Secured Party may, in its sole discretion, make advances in excess of such amount, which excess advances shall be repayable upon demand.All advances and other Obligations shall be charged to Debtor's account. Secured Party, in its sole discretion may, upon THREE (3) DAYS notice to Debtor, change the aforesaid percentage (as it may from time to time be in effect, the "Advance Percentage") and may, in its sole discretion, make advances in excess of the Advance Percentage. Any such overadvances shall be repayable upon demand. All amounts actually received by Secured Party on Receivables shall be credited to Debtor's account with Secured Party as herein provided.

     2. (a) If at any time the ratio of Obligations to Eligible Receivables shall exceed the Advance Percentage, Debtor shall on notification of such fact by Secured Party immediately pay to Secured Party such amount as will reduce the Obligations to the Advance Percentage of Eligible Receivables.

        (b) An Eligible Receivable shall lose that status and be deemed ineligible (i) if such Receivable was not paid WITHIN 120 DAYS FROM ITS INVOICE DATE; (ii) if the services out of which the Receivable arises have not been performed to the satisfaction of the Account Debtor, or the goods out of which the Receivable arises have not been delivered to and fully accepted by the Account Debtor, or if the Account Debtor has returned or sought to return the goods or made any complaint or claimed any adjustment with respect thereto; (iii) if any petition under the Bankruptcy Code or any similar Federal or State statute or a petition for receivership has been filed by or against the Account Debtor or its property or if it has made an assignment for the benefit of creditors; (iv) if more than FIFTY PERCENT (50%) of the aggregate Receivables due from an Account Debtor are more than ONE HUNDRED TWENTY (120) days past due or the aggregate Receivables due from an Account Debtor exceed THIRTY PERCENT (30%) of the then total outstanding Eligible Receivables; or (v) if the Secured Party shall at any time reasonably have rejected the Receivable as no longer eligible.

         (c) All advances and all other Obligations of Debtor shall be payable to the Secured Party without the necessity of the Secured Party resorting to or having recourse to any Receivable or other security, or at Secured Party's option such amount may be charged against and deducted from any payment then or thereafter due from Secured Party to Debtor.

      3. Secured Party shall render to Debtor each month by mailing to Debtor, by ordinary mail prepaid, a statement of Debtor's account with Secured Party, which shall be deemed to be correct and accepted by and binding upon Debtor unless Secured Party shall have received a written statement of Debtor's specific exceptions within thirty (30) days after the mailing thereof, and in any event shall be deemed correct and accepted except as to the matters stated in such exceptions.

      4. Definitions:

        (a) "Receivables" means open accounts whether or not matured and whether or not executory, contract rights, chattel paper, notes, rental receivables, tax refunds, installment payment obligations and other obligations for the payment of money payable to Debtor and created by Debtor, and contracts, documents, invoices and other instruments evidencing the same, which Receivables are created or otherwise arise out of the sale of merchandise or the supplying of services by Debtor in the regular course of its business or otherwise and any of Debtor's other assets or property defined under the Uniform Commercial Code of New York as accounts, general intangibles, chattel paper or instruments, and all cash and non-cash proceeds thereof, and all security therefor and guaranties and credit enhancements
(including but not limited to letters of credit) thereof, and all of Debtor's rights present or future to any property sold or leased which is represented thereby.

       (b) "Eligible Receivables" means open Receivables arising in the normal course of Debtor's business which are and at all times shall continue to be acceptable to Secured Party in all respects, as determined in its sole discretion exercised reasonably and in good faith. No Receivable which has become ineligible pursuant to paragraph 2(b) above or is due from an Affiliate shall be deemed to be an Eligible Receivable.

        (c) "Obligations" means all advances from time to time made by Secured Party to Debtor and to others at Debtor's request or for Debtor's account under this Agreement and also all other indebtedness and obligations owing by Debtor or its Affiliates to Secured Party or its parent corporation or its affiliates under this Agreement, any supplement hereto, or otherwise, now existing or hereafter arising, whether such Obligations be absolute or contingent, joint or several, matured or unmatured, direct or indirect, primary or secondary, due or to become due, including without limitation the Secured Party's compensation referred to herein, all charges and fees that Secured Party may have incurred in filing public notices and any local taxes relating thereto, all costs and expenses (including attorneys' fees) incurred by Secured Party in efforts made to enforce payment or to otherwise effect collection of any Receivables or in protecting, maintaining, preserving, enforcing or foreclosing the rights, and the pledge, lien and security interest in Receivables, of Secured Party hereunder, or in defending or prosecuting any actions or proceedings arising out of or relating to Secured Party's transactions with Debtor, through judicial proceedings or otherwise, all of which Debtor agrees to pay as provided herein. Debtor authorizes Secured Party to pay to any landlord on behalf of Debtor the amount of any statutory landlord's lien or charge on property in which Secured Party has a security interest, but Secured Party shall not be obligated to do so or continue to do so.

       (d) "Base Rate" means the interest rate announced by CHEMICAL BANK from time to time as its "Prime Rate", which rate is not necessarily the rate charged to any particular borrower or class of borrowers of said bank.

       (e) "Account Debtor" means a person (other than the Debtor or a guarantor of the Debtor) who is obligated on an account, chattel paper, contract right, general intangible, instrument or other Receivable.

       (f) "Affiliates" means any entity (i) that directly or indirectly controls, is controlled by or is under common control with Debtor or (ii) twenty percent (20%) or more of whose voting stock or (if not a corporation) equity interest or economic value is owned directly or beneficially or held by a person or entity referred to above.

      5. As security for the payment in full of all Obligations, including all advances made and to be made hereunder by Secured Party, Debtor does hereby grant to Secured Party a continuing security interest in, and hereby assigns, transfers pledges and sets over to Secured Party all of Debtor's right, title and interest in and to: all the Debtor's Receivables present and future, whether or not now or hereafter specifically assigned or pledged to Secured Party, and whether or not constituting Eligible Receivables, whether now existing or hereafter created; all proceeds of such Receivables in whatever form, including, cash, deposit accounts, negotiable instruments and other instruments for the payment of money; the merchandise or other property represented by such Receivables or out of which they arise; all such property that may be reclaimed or repossessed from Account Debtors; all other accounts due from Account Debtors to Debtor; all of Debtor's right as an unpaid vendor or lienor including stoppage in transit, replevin and reclamation; any other of Debtor's property held by Secured Party or by others for the Secured Party's account, including any deposit or other balances standing to the Debtor's credit on Secured Party's books or the books of Secured Party's parent or affiliates which Secured Party may at any time, without notice, apply against payment of any or all of the Obligations, whether or not due; and all general intangibles pertaining to, arising from or relevant to the enforcement of, any Receivables. The continuing general assignment of and security interest in Receivables contained herein shall include all documents, contracts, lien and security instruments, guaranties and other credit enhancements, books and records evidencing, securing or relating to the Receivables, data processing cards, tapes, tabulating runs, programs and similar material pertaining to the Receivables, together with all of Debtor's rights and remedies of whatever kind or nature it may hold or acquire for the purpose of securing and enforcing such Receivables. Debtor will mark its ledger cards, books of account and other records relating to Receivables with appropriate notations satisfactory to Secured Party disclosing that such Receivables have been pledged, transferred and assigned to Secured Party.

     6. In furtherance of the continuing assignment and security interest herein contained, Debtor will, upon the creation of Receivables, or at such intervals as Secured Party may require, provide Secured Party with confirmatory schedules and assignments in form satisfactory to Secured Party, copies of invoices to customers, evidence of shipment and delivery, and such further information and documentation as Secured Party may require and Debtor, at Secured Party's request, shall deliver to Secured Party all documents and written instruments (duly endorsed) constituting or relating to Receivables. Without limiting the foregoing, Debtor shall, no later than the tenth day of each month, deliver to Secured Party an ageing of the Receivables in such form and detail as Secured Party may require, as of the last business day of the immediately preceding month. Debtor will take any and all steps and observe such formalities and will execute and deliver all papers, financing statements and instruments and do all things necessary to effectuate this Agreement and facilitate collections of Receivables. Debtor's failure to do any of the foregoing shall not be deemed to limit or affect the security interests or rights granted to Secured Party under this Agreement.

    7. (a) Debtor will pay Secured Party as its compensation, monthly, interest at the rate of FOUR PERCENT (4%) above the Base Rate from time to time in effect as provided in subsection "(b)" of this paragraph (the "Contract Rate") on the outstanding balance of all advances and other Obligations at the end of each day in Debtor's account. Notwithstanding the foregoing, all such balances shall bear interest from and after the occurrence of an Event of Default as set forth in paragraph 14 below, and during the continuance thereof, at a rate per annum of two (2) percentage points above the Contract Rate from time to time in effect, payable as provided in this Agreement. In no event shall Secured Party's interest charge hereunder exceed the maximum rate of interest permitted by applicable provisions of law.

        (b) Interest payments due pursuant to subsection "(a)" of this paragraph shall be charged into the Debtor's account by Secured Party as of the last day of the month for which such interest accrues. Such amount shall be deemed paid out of the first collections in the account subsequent to the date of the charge. If the Secured Party's Base Rate shall be increased, the interest to be paid by Debtor to Secured Party shall be increased by 1/4 of 1% per annum for each 1/4 of 1% per annum of increase in said Base Rate: The Secured Party's present Base
Rate is 8.25% per annum. If the Secured Party's Base Rate shall be decreased, the interest to be paid to Secured Party shall be reduced by 1/4 of 1% per annum for each 1/4 of 1% per annum reduction in the Base Rate. In no event, however, shall the compensation to be paid by Debtor to Secured Party be less than the interest rate first shown in subsection "(a)" of this paragraph 7. All interest hereunder shall be computed on the basis of a 360-day year, for the actual number of days elapsed. Increases or decreases in interest arising from changes in the Base Rate shall be effective as of the date of such change.

         (c) Debtor will pay Secured Party a field examination fee equal to FIVE HUNDRED DOLLARS ($500.00) per person per day for any examination of Debtor, its books and records, the Receivables or other security granted under this Agreement or Debtor's property and premises, plus out-of-pocket expenses incurred by Secured Party including, without limitation, reasonable travel expenses, payable upon demand, not to exceed $4,000 per year.

          (d) Debtor will pay Secured Party, upon demand, all reasonable out-of-pocket fees, costs and expenses (including but not limited to legal fees, costs and expenses) incurred by Secured Party in connection with, or arising under, this Agreement including but not limited to the negotiation, documentation, implementation and enforcement of this Agreement or the perfecting of security interests and the monitoring, collecting and enforcement of the Receivables, any other security granted to Secured Party, or any guaranty or other credit enhancement.

      8. With respect to Debtor and to each Receivable, present or future, Debtor hereby makes the following representations, covenants and warranties, which shall be deemed to be incorporated by reference in each confirmatory assignment and ageing submitted by Debtor to Secured Party and shall in any event be deemed to be repeated and confirmed with respect to each Receivable as it is created or otherwise acquired by Debtor and to each advance from Secured Party requested or accepted by Debtor;

      (a) Debtor's chief place of business, and the office where its records concerning Receivables are kept, is at the address shown at the head of this Agreement. Debtor has no other place of business except at 501 SEVENTH AVENUE, NEW YORK, NEW YORK. Secured Party may rely upon the foregoing until it shall have received ten (10) days prior written notice to the contrary from Debtor.

      (b) So long as any Obligations to Secured Party shall be outstanding, Debtor shall not, without the prior written consent of Secured Party, pledge, assign or grant any security interest in any Receivable or pledge, mortgage or grant a security interest in any of its general intangibles, inventory, equipment, or other property to anyone except Secured Party, or permit any lien or encumbrance to attach to any of the foregoing, or any levy to be made thereon, or any financing statement (except the Secured Party's) to be on file with respect thereto, or sell any Receivable, or sell any inventory otherwise than in the ordinary course of business.

      (c) Debtor is solvent and will remain so and has
induced Secured Party to make advances hereunder upon Debtor's written representation concerning its financial responsibility, which it agrees to renew in writing to Secured Party upon request from time to time, but in any event not less often than once each year. No federal tax lien has been assessed against Debtor which remains unpaid and undischarged except as heretofore dislcosed by
Debtor.   Debtor is not and will not be during the term of this
Agreement in default to the United States in payment or deposit of any withholding taxes or F.I.C.A. taxes, and will furnish proof in respect thereto on request.

        (d) Debtor will furnish to Secured Party within ninety
(90) days after the close of Debtor's fiscal year a balance sheet of Debtor as of the end of such fiscal year, and a profit and loss statement and surplus statement, all certified by independent public accountants acceptable to Secured Party. Debtor will furnish to Secured Party within forty-five (45) days after the close of the first, second and third quarter of each fiscal year similar statements, certified by a principal financial officer of Debtor, for the elapsed portion of the fiscal year. DEBTOR WILL PROMPTLY FURISH SECURED PARTY COPIES OF ALL 10K'S, 10Q'S AND OTHER SEC FILINGS AS ISSUED. All such statements shall correspond to the books of account of Debtor and such books shall have been kept and such statements prepared in accordance with generally accepted accounting principles consistently applied.

        (e) All statements made and all unpaid balances appearing in the invoices, documents and instruments, representing or constituting any Receivable or in the title retention or security agreement accompanying such Receivable, and the nature of the transaction as indicated, are true and correct and are in all respects what they purport to be. All signatures and endorsements that appear thereon are genuine and all signatories and endorsers have full capacity to contract.

         (f) At the time any Receivable becomes subject to a security interest in favor of Secured Party: Said Receivable shall be a good and valid account representing an undisputed, unconditional bona fide indebtedness incurred by the Account Debtor named therein for merchandise sold and delivered, or for services theretofore fully performed by the Debtor for said Account Debtor. There are and shall be no setoffs or counterclaims or rights of recoupment against any such Receivable; no agreement under which any deduction or discount may be claimed shall have been made by Debtor on any such Receivable except as indicated in a written list, statement, or invoice contemporaneously furnished to Secured Party; and Debtor shall be the lawful owner of each such Receivable and shall have the right to subject the same to a first and prior security interest in favor of Secured Party, without limitation by any agreement or document to which Debtor is a party or by which it is bound. No such Receivable shall have been or shall thereafter be sold, assigned or transferred to any person other than Secured Party or in any way encumbered except to Secured Party and no other person shall have proceeds claims thereto, and the Debtor shall defend the same against the claims and demands of all persons.

       (g) Debtor has no Affiliates except as set forth on Exhibit A hereto.

       (h) Debtor's tangible net worth and subordinated debt shall be not less than $1,600,000 Dollars. "Tangible net worth" shall mean tangible assets minus liabilities and "working capital" shall mean current assets minus current liabilities, all as determined in accordance with generally accepted accounting principles consistently and as presently applied.

       (i) Debtor will not materially change its management, guaranty or endorse the obligations of any person or entity except in the ordinary course of Debtor's business, enter into any merger or consolidation, sell or lease a substantial portion of its assets (other than the sale of inventory or surplus or obsolete equipment in the ordinary course of business) or purchase or otherwise acquire the obligations, assets or capital stock of any person or entity (other than the purchase of inventory, equipment and other property in the ordinary course of business).

       (j) Debtor is a duly organized and validly existing corporation in good standing under the laws of the State of DELAWARE and is duly qualified as a foreign corporation, and is in good standing, in New York and in all states where the nature of its business or the ownership or use of its property requires such qualification and where the failure to so qualify would have a material adverse effect on the conduct of its business or the collection of the Receivables. It has the corporate power and authority to enter into this Agreement, to own its properties and to transact the business in which it is engaged. The execution, delivery and performance of this Agreement have been duly authorized and are not in contravention of Debtor's certificate of incorporation or bylaws, or of any indenture, agreement or undertaking to which it is a party or by which its properties are bound.

     9. (a) Until the Debtor's authority so to do is terminated by notice from Secured Party (which notice Secured Party may give at any time in its discretion) Debtor will, at its own cost and expense, but on Secured Party's behalf and for Secured Party's account, collect and otherwise enforce as Secured Party's property and in trust for Secured Party, all amounts unpaid on Receivables, and shall not commingle such collections with Debtor's own funds or use the same except to pay Debtor's obligations to Secured Party. Debtor shall forthwith remit to Secured Party all amounts so collected in kind, whether in the form of cash, checks, drafts, notes, acceptances or other evidence of payment, including all prepayments by Account Debtors to Debtor in the form received.

        (b) At Secured Party's request Debtor shall establish and maintain at a bank reasonably designated by Secured Party a lockbox, in accordance with such terms as Secured Party may reasonably require, and direct all Account Debtors to make all remittances on all Receivables to said lockbox. Any and all remittances received in said lockbox shall be applied to the Obligations, as of the date of actual receipt by Secured Party, provided, however, that for the purpose of calculation of interest due to Secured Party under this Agreement such application shall be deemed to have occurred two (2) days after such receipt.

     10. Any remittance received by Debtor from any Account Debtor shall be presumed applicable to Receivables and subject to Secured Party's security interest and shall be turned over by Debtor to Secured Party forthwith. No check, note, draft or other instrument for the payment of money which may be received on any Receivable shall be considered to be payment thereof for any purpose whatsoever hereunder, unless and until and only to the extent that, the same has actually been finally collected by Secured Party.

     11. Secured Party shall at all reasonable times have full access to and the right to audit Debtor's accounts, books, records, shipping records and correspondence; to confirm orders, and to verify all Receivables in the name of Secured Party or any other name used by Secured Party for verifications or through any public accountant, and to take any other steps deemed necessary or advisable by Secured Party to protect its interests.

     12. Debtor hereby irrevocably authorizes and directs all accountants and auditors employed or engaged by Debtor at any time during the time of this Agreement and all data processing centers or other persons holding materials herein mentioned relating to Debtor to exhibit to Secured Party and to deliver to it copies of any of Debtor's financial statements, trial balances or other accounting records of any sort in their possession, or data processing cards, tapes, programs, tabulating runs, or similar material (electronic or otherwise) and to disclose to Secured Party any information they may have concerning Debtor's financial status and business operations, whether relating to Receivables or otherwise, and authorizes Secured Party to rely thereon. Debtor will at the request of Secured Party execute confirmatory letters of direction in accordance with this paragraph.

     13. Debtor shall immediately notify Secured Party of all instances involving the return, rejection, repossession, loss of or damage to merchandise covered by the Receivables, of any request for credit or adjustment of any merchandise or other dispute arising with respect to the Receivables; and generally of all happenings and events affecting Receivables or the value or amount thereof or affecting Debtors financial or business condition or prospects. If any Account Debtor shall reject or return merchandise, or if any merchandise be repossessed, Debtor will immediately notify Secured Party and hold the same segregated in trust for and subject to the order of Secured
Party.   Secured Party may take and sell the same with five (5)
days notice upon such terms as it shall determine, applying the net proceeds of resale, after expenses to the Obligations in such order as Secured Party may choose. At Secured Party's option, Debtor will pay to Secured Party the amount of the original Receivable relating to such goods. In case any such goods should be resold, the Receivables thereby created shall be deemed subject to Secured Party's security interest hereunder.

     14. In the event any one or more of the following Events of Default shall occur and be continuing: if Debtor shall have failed to pay any Obligation when due; or if Debtor shall have breached any of the provisions, representations, warranties or covenants of this Agreement, or any supplement hereto, or any other agreement between the parties now existing or hereafter entered into, or if any statements (including, without limitation, any Receivables ageings) furnished by Debtor relating to the Receivables or to the operations and financial condition of Debtor shall have proved to be false in any material respect; or if Debtor shall become insolvent; or if Debtor shall be unable to meet its debts as they mature, or shall have suspended operations; or if Debtor shall have discontinued its business as a going concern, or shall have made an assignment for the benefit of creditors; or if a meeting of Debtor's creditors shall have been called; or if there shall have been filed by or against Debtor a petition under any of the provisions of the Bankruptcy Code (a "Bankruptcy Event"); or if any proceeding shall have been commenced by or against Debtor under any insolvency law (an "Insolvency Event"); or if a receiver or trustee shall have been appointed to administer the assets or affairs of Debtor; or if a judgment shall have been entered or any attachment shall have been levied against the assets of Debtor which, in the judgment of Secured Party, will adversely affect Debtor's ability to perform this Agreement or which, in Secured Party's judgment, will impair the enforceability of Secured Party's lien upon and security interest in the Receivables or if the condition or affairs of Debtor shall so change as, in the opinion of Secured Party, shall increase its credit risk, or if Secured Party deems itself insecure; or if any of the foregoing events shall have occurred in reference to any guarantor for the Debtor or any such guarantor shall terminate or deny or challenge the validity or enforceability of its guaranty; then in any of such events, all of Debtor's Obligations shall at the option of Secured Party immediately become due and payable, without notice if the event is a Bankruptcy Event or Insolvency Event, and immediately upon notice as to any other event, and Secured Party shall have in any jurisdiction where enforcement hereof is sought, in addition to all other rights and remedies, the rights and remedies of a secured party under the Uniform Commercial Code of New York. All requirements of notice shall be met if Secured Party shall give to Debtor at least [five (5)] days' prior written notice of the time and place of any public sale of Receivables or other property or of the time after which any private sale or any other disposition is to be made, which period of notice Debtor agrees is reasonable; nor shall notice be required if the property is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market. The net cash proceeds resulting from the exercise of any of the forgoing rights, after deducting all charges, expenses, costs and attorneys' fees relating thereto, shall be applied by Secured Party to the payment of Obligations, whether due or to become due, in such order as Secured Party may elect, and Debtor shall remain liable to Secured Party for any deficiency, which shall be paid on demand. If an attorney is used to enforce or collect the Obligations an attorney's fee of 15% thereof shall be added thereto.

     15. Debtor shall notify Secured Party if any Receivable includes an amount equal to any tax due to any governmental authority. If a Receivable includes or is subject to a charge for any tax payable to any governmental authority, Debtor hereby indemnifies Secured Party against any liability with respect thereto and Secured Party is authorized, in its discretion, to pay the amount of such tax for the account of Debtor and to charge Debtor's account therefor. If at any time Secured Party shall be required to pay any Federal, State or local taxes of any kind in relation to the Receivables, Secured Party may charge to Debtor as an advance the amount of tax so paid.

     16. Debtor hereby constitutes Secured Party and each of its officers, agents or designees as Debtor's Attorney in Fact, with power to endorse the name of Debtor upon any notes, acceptances, checks, drafts, money orders or other evidences of payment or collateral that may come into Secured Party's possession; to sign Debtor's name to any invoice or bill of lading relating to any Receivable, drafts against Account debtors, assignments, verifications and notices to Account Debtors; to send verifications of Receivables to any Account Debtor; to execute in Debtor's name as well as its own name and to file financing statements and other instruments or documents which Secured Party deems necessary or desirable to perfect the security interests which are intended that Secured Party have under this Agreement; to do all other acts and things necessary to carry out this Agreement; to receive, open and dispose of all mail addressed to Debtor and to notify the post office authorities to change the address for delivery of mail addressed to Debtor to such address as Secured Party may designate. All acts of said attorney or designee are hereby ratified and approved; and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power, being coupled with an interest, is irrevocable while any Obligations shall remain unpaid.

     17. Secured Party may, without notice to or consent from Debtor, sue upon or otherwise collect, extend the time of payment of, or compromise or settle for cash, credit or otherwise, upon any terms, any Receivable or any security or insurance applicable thereto, which is hereby assigned to Secured Party, and release any Account Debtor thereon, or accept the return of any merchandise and dispose of same, all without affecting in any way the liability of Debtor hereunder.

     18. Debtor shall not, without the consent of Secured Party if the amount at issue exceeds SEVENTY-FIVE HUNDRED DOLLARS ($7,500.00), compromise or adjust any Receivable (or extend the time for payment thereof) or grant any additional discounts, allowances or credits thereon, or accept the return of any merchandise.

      19. Failure by Secured Party to exercise any right, remedy or option under this Agreement or declare any default herein or delay by Secured Party in exercising the same shall not operate as a waiver thereof or as a waiver of any similar right or remedy in any other situation. No waiver by Secured Party shall be effective unless it is confirmed in writing and then only to the extent specifically stated. Secured Party's rights and remedies under this Agreement shall be cumulative and not exclusive of any other right or remedy which Secured Party may have. No course of dealing shall be effective to change, modify or discharge any provision hereof. Secured Party's rights shall remain in full force and effect notwithstanding the fact that Debtor's account may from time to time be temporarily in a credit position, until final payment of all Obligations in full. SECURED PARTY AND DEBTOR WAIVE ALL RIGHT TO A TRIAL BY JURY IN ANY LITIGATION RELATING TO ANY TRANSACTION OR MATTER ARISING UNDER THIS AGREEMENT. To the extent that Debtor's Obligations are now or hereafter secured by property other than the Receivables or supported by the guaranty, endorsement or property of any other person, firm or corporation, then Secured Party shall have the right in its sole discretion to determine which rights, security, liens, security interests, or remedies Secured Party may at any time pursue, relinquish, subordinate, modify or otherwise act with respect thereto, without in any way modifying or affecting any of Secured Party's rights hereunder. Debtor hereby waives presentment, notice of dishonor and protest of all instruments included in or evidencing Receivables or collateral and, except as specified herein, any and all other notices and demands whatsoever, whether or not relating to such instruments. Secured Party shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection or payment of any Receivables or any instrument received in payment thereof or for any damage resulting therefrom. Secured Party shall not be obligated to take any particular steps in collection in any situation where it has taken over collection of any Receivable or Receivables.

     20. Neither this Agreement, nor any portion or provision hereof, may be changed, modified, amended, waived, supplemented, discharged, cancelled, or terminated orally or in any manner other than by an agreement in writing signed by the party to be charged. Any notices to be served hereunder must (except as otherwise stated in this Agreement) be served by registered or certified mail, addressed to the last known post office address of the party to whom such notice is given and shall be deemed served when deposited in any post office or branch post office. Demands or notices sent to the Debtor's address at which Secured Party customarily communicates with the Debtor by hand delivery or by facsimile transmission shall also be effective. In the event that any provision of this Agreement shall be held to be invalid by any court, such invalidity shall not affect the remainder of this Agreement.

     21. This Agreement shall inure to the benefit of and shall be binding upon the respective successors and/or assigns of Debtor and Secured Party. It shall become effective on the day when finally accepted by Secured Party at its office in the State of New York. This Agreement shall remain in effect for a period of two years from such effective date and shall be deemed automatically renewed for successive periods of one year; subject, however, to the right of either party to terminate it as at the end of the second or any succeeding year, upon at least sixty (60) days prior written notice. Should an Event of Default as defined in paragraph 14 above have occurred and be continuing, this Agreement shall be terminable at any time by Secured Party as therein provided. Upon the effective date of termination of this Agreement, or occurrence of an Event of Default as provided in paragraph 14 above, if sooner, all Obligations shall be due and payable by Debtor to Secured Party without further notice or demand. Secured Party's rights and remedies hereunder, including, without limitation, the security interests granted to Secured Party, shall continue to be fully operative until all transactions having their inception or entered into, rights created or obligations incurred hereunder have been fully and finally paid to Secured Party, concluded or liquidated.

     22. This Agreement shall be deemed made in New York and subject to the laws of the State of New York and Debtor consents to the jurisdiction of any local, State or Federal Court located within the State of New York, and if Debtor is presently or in the future becomes a non-resident of the State of New York, Debtor hereby waives personal service of any and all process and consents that all such service of process shall be made by certified or registered mail, return receipt requested, directed to Debtor at its address appearing on the records of the Secured Party and service so made shall be complete [ten (10)] days after the same has been posted as aforesaid.
















    IN WITNESS WHEREOF, Secured Party and Debtor have caused this Agreement to be executed by their respective officers duly authorized the day and year first above written.


                        JIM HJELM'S PRIVATE COLLECTION, LTD.


SEAL

                     By:__________________________
                        JOSEPH L. MURPHY
                     Its    PRESIDENT

Attest _____________________
      (Secretary)

ACCEPTED at New York, New York
on FEBRUARY 16, 1996.             CBC of New York, Inc.,trading as
                                  CONTINENTAL BUSINESS CREDIT



                                 By______________________

                                   GERALD J. GROSSMAN

                                 Its    President



















hjelm\10KSB-96.J14

                              EXHIBIT 23.1



                 Consent of Independent Public Accountants


     As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-KSB of our report dated January 27, 1997 included in Registration Statement File No.
333-2366. It should be noted that we have not audited any financial statements of the company subsequent to October 31, 1996 or performed any audit procedures subsequent to the date of our report.


New York, New York                        Arthur Andersen LLP
February 13, 1997