Form 10QSB
period 1997-01-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1997-03-14
CIK 806384

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,736,073 shares of common stock, par value $.0002 per share.

                      JIM HJELM'S PRIVATE COLLECTION, LTD.


                                     INDEX



Part 1.  Financial Information

     Item 1.  Financial Statements

     Balance Sheets at January 31, 1997 and
       October 31, 1996.......................................3-4

     Statements of Income for the three
       months ended January 31, 1997 and 1996...................5

     Statements of Cash Flows for the
       three months ended January 31, 1997 and 1996..............6

     Notes to Financial Statements..............................7

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations............8

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K...................9

     Signature.................................................10

                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS

                                (Unaudited)
                                  ASSETS

                                            January 31,     October 31,
                                               1997            1996
                                             -----------    -----------
Current assets:
Cash and cash equivalents                    $  426,018     $   83,807
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $200,176 at January 31, 1997
  and $196,308 at October 31, 1996             3,303,126     2,590,706
 Inventories                                   1,836,989     1,734,491
 Prepaid expenses and other current assets       345,720       289,522
                                              ----------     ---------
    Total current assets                       5,911,853     4,698,526

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $366,024 at January 31, 1997 and $353,599
 at October 31, 1996                             245,313       231,244

Other assets                                     114,482       194,695
                                             -----------    ----------
                                              $6,271,648    $5,124,465
                                             ===========    ==========





              See accompanying notes to financial statements


                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS
                                 (Unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                            January 31,     October 31,
                                               1997            1996
                                             -----------    -----------
Current liabilities
  Notes payable                              $1,471,194     $1,064,955
  Accounts payable                            1,262,055        850,596
  Payroll taxes payable                          54,627         97,728
  Income taxes payable                          176,983        263,946
  Accrued expenses and
    other current liabilities                   394,209        436,134
                                             ----------      ---------
    Total current liabilities                 3,359,068      2,713,359
                                             ----------      ---------
Other liabilities                                71,768         71,937
                                             ----------      ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -               -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued and outstanding 1,718,715
  at January 31, 1997 and 1,637,823
  at October 31, 1996                               344            328
  Additional paid-in capital                  2,377,911      2,071,572
  Accumulated earnings                          526,297        331,009
                                              ---------      ---------
                                              2,904,552      2,402,909
  Less:  Note receivable and accrued
           interest                             (58,750)       (58,750)
         1,667 shares held in treasury           (4,990)        (4,990)
                                              ---------     ----------

      Total shareholders' equity              2,840,812      2,339,169
                                              ---------     ----------
                                             $6,271,648     $5,124,465
                                              =========     ==========






               See accompanying notes to financial statements




                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                               STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                              (Unaudited)



                                 1997           1996
                              ----------     ----------
Net sales                     $3,202,533     $2,313,124
Cost of goods sold             1,962,887      1,513,885
                               ---------     ----------
Gross profit                   1,239,646        799,239

Selling, general and
 administrative ex-
 penses                          856,728        676,080
                               ---------     ----------
Income from continu-
 ing operations before
 provision for income
 taxes                           382,918        123,159
Provision for income
 taxes                           187,630         45,000
                               ---------      ---------

    Net income                $  195,288    $    78,159
                                 =======         ======
Net income per com-
 mon and common equi-
 valent share

    Net income                $      .10    $      0.06
                                  ======         ======









              See accompanying notes to financial statements


                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                          STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED
                         JANUARY 31, 1997 and 1996


                                                  1997           1996
                                               ----------      ---------
Cash Flows from Operating Activities
 Net Income                                    $ 195,288        $ 78,159
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                    12,425           9,185
 Accrued interest on note receivable                   -            (875)
 Provision for doubtful accounts
  and trade discounts                              3,868          35,330
 Deferred income taxes                                 -          44,682
 Changes in operating assets and liabilities
   Increase in accounts receivable              (716,288)       (265,302)
   (Increase) decrease in inventories           (102,498)        164,024
   (Increase) decrease in prepaid
    expenses and other current assets            (56,198)         46,297
   Decrease (increase) in security deposits
     and other assets                             80,213            (646)
   Increase in accounts payable                  411,459           8,926
   Decrease in payroll taxes payable and
     other current liabilities                  (171,989)       (162,336)
   Decrease in long term liabilities                (169)         (1,615)
                                               ---------      ----------
Net Cash (used in) Operating Activities         (343,989)        (44,171)
                                               ---------      ----------
Cash Flows From Investing Activities
  Purchase of property and equipment             (26,494)              -
                                               ---------      ----------
Net Cash used in Investing Activities            (26,494)              -
                                               ---------      ----------
Cash Flows from Financing Activities
  Net proceeds (payment of) from                 406,239         (20,000)
   short term borrowing
  Net proceeds from sale of common stock         300,979          50,000
  Proceeds from exercise of options                5,360               -
                                               ---------       ---------
Net Cash provided by Financing Activities        712,578          30,000
                                               ---------       ---------

Net increase (decrease) in cash                  342,211         (14,171)
Cash, beginning of year                           83,807          36,645
                                               ---------       ---------
Cash, end of period                            $ 426,018        $ 22,474
                                               =========       =========




               See accompanying notes to financial statements
                                   -6-

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
Note 1.

The balance sheet as of January 31, 1997, the statements of income for the three month periods ended January 31, 1997 and 1996 and the statements of cash flows for the three month periods ended January 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 1997 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 1996 which was filed with the Securities and Exchange Commission.

Note 2. Composition of Inventory

                        Fiscal Quarter Ended   Fiscal Year Ended
                          January, 31, 1997     October 31, 1996
                         -------------------   ------------------
Raw materials                $821,493              $755,536
Work-in-process               206,310               103,056
Finished Goods                809,186               875,899
                           ----------           -----------
                           $1,836,989            $1,734,491
                           ----------           -----------

Note 3. Notes Payable

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

                      JIM HJELM'S PRIVATE COLLECTION, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended January 31, 1997 as compared to three months ended January 31, 1996.

     For the first three months of the Company's fiscal year ending October 31, 1997 ("Fiscal 1997"), revenues increased to $3,202,533 from $2,313,124, an increase of 38.5% over the same period a year ago. Net income was $195,288 or $.10 per share for this period as compared to net income of $78,159 or $.06 per share in the first three months of Fiscal 1996. Gross profit as a percentage of sales increased to 38.7% from 34.6% in the first three months of the prior year largely due to the product mix. Selling, general and administrative expenses as a percentage of net sales was 26.8% in the current period as compared to 29.2% in the prior period.

Liquidity and Capital Resources

     The Company's working capital increased to $2,552,785 at January 31, 1997 from $1,985,167 at October 31, 1996. The
Company's current ratio increased to 1.76 to 1 at January 31, 1997 from 1.73 to 1 at October 31, 1996.

     During the three months ended January 31, 1997, the Company used $343,989 from operating activities as compared to using $44,171 during the year earlier period. This use was largely to finance significantly increased accounts receivable. The Company used cash in investing activities (purchase of equipment) during the three months ended January 31, 1997 of $26,494 as compared to no cash in the year earlier period. The Company generated $712,578 from financing activities during the three months ended January 31, 1997 as compared to $30,000 in the year earlier period. This was largely due to increased sales of the Common Stock and increased borrowings during the current period.

     During the first quarter of Fiscal 1997, the Company through a private placement offering consisting of an aggregate of 75,000 shares of Common Stock and 22,500 warrants to purchase additional shares of Common Stock at prices ranging from $4.37 to $6.62 were issued for net proceeds of $300,979 (after private placement offering expenses). These funds along with the increased credit line with its current bank (the "Credit Line") are expected to be sufficient for the Company to meet its cash flow requirements.

     In the event the Company's bank does not renew the Credit Line in February 1998, when it expires, and the Company is unable to obtain a substitute line of credit, the Company would likely experience a working capital shortage which could materially disrupt its operations.
                                -8-


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



                           JIM HJELM'S PRIVATE COLLECTION, LTD.,
                                             Registrant




                                   s/Joseph L. Murphy
Dated:  March 14, 1997        By:  --------------------------------
                                   Joseph L. Murphy
                                       President and
                                       Chief Financial Officer








                                -10-


hjelm\10q.197