Form 10QSB
period 1997-04-30
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1997-06-13
CIK 806384

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,781,223 shares of common stock, par value $.0002 per share.


                      JIM HJELM'S PRIVATE COLLECTION, LTD.


                                     INDEX



Part 1.  Financial Information

     Item 1.  Financial Statements

     Balance Sheets at April 30, 1997 and
       October 31, 1996...................................... 3-4

     Statements of Income for the three and six
       months ended April 30, 1997 and 1996..................   5

     Statements of Cash Flows for the
       six months ended April 30, 1997 and 1996..............   6

     Notes to Financial Statements...........................   7

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations..........  8

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K.................  9

     Signature................................................ 10

                     JIM HJELM'S PRIVATE COLLECTION, LTD.

                                BALANCE SHEETS

                                (Unaudited)
                                  ASSETS

                                             April 30,      October 31,
                                               1997            1996
                                             -----------    -----------
Current assets:
Cash and cash equivalents                    $ 363,398      $   83,807
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $275,176 at April 30, 1997
  and $196,308 at October 31, 1996            3,224,182      2,590,706
 Inventories                                  1,764,873      1,734,491
 Prepaid expenses and other current assets      329,155        289,522
                                              ---------      ---------
    Total current assets                      5,681,608      4,698,526

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $382,104 at April 30, 1997 and $353,599
 at October 31, 1996                            246,315       231,244

Other assets                                    197,484       194,695
                                             ----------     ----------
                                             $6,125,407     $5,124,465
                                             ==========     ==========

See accompanying notes to financial statements.



                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                                BALANCE SHEETS
                                (Unaudited)
                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                             April 30,      October 31,
                                               1997            1996
                                             -----------    -----------
Current liabilities
  Notes payable                              $1,035,649     $1,064,955
  Accounts payable                            1,165,435        850,596
  Payroll taxes payable                          30,607         97,728
  Income taxes payable                          280,986        263,946
  Accrued expenses and
   other current liabilities                    446,227        436,134
                                             ----------      ---------
    Total current liabilities                 2,958,904      2,713,359
                                             ----------      ---------
Other liabilities                                73,768         71,937
                                             ----------      ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -               -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued and outstanding 1,744,965
  at April 30, 1997 and 1,637,823
  at October 31, 1996                               349            328
  Additional paid-in capital                  2,400,742      2,071,572
  Accumulated earnings                          755,384        331,009
                                             ----------      ---------
                                              3,156,475      2,402,909
  Less:  Note receivable and accrued
   interest                                     (58,750)       (58,750)
         1,667 shares held in treasury           (4,990)        (4,990)
                                              ----------    ----------

      Total shareholders' equity              3,092,735      2,339,169
                                              ----------    ----------
                                             $6,125,407     $5,124,465
                                              =========     ==========






See accompanying notes to financial statements.


                     JIM HJELM'S PRIVATE COLLECTION, LTD.
                               STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1997 AND 1996
                              (Unaudited)

                         Three Months Ended       Six Months Ended
                            1997       1996          1997      1996
                         ----------  ----------   ---------  ----------
Net sales                $3,962,619  $2,966,627   $7,165,152 $5,279,751
Cost of goods sold        2,512,067   1,879,755    4,474,954  3,393,640
                         ----------  ----------   ---------  ----------
Gross profit              1,450,552   1,086,872    2,690,198  1,886,111

Selling, general and
 administrative ex-
 penses                   1,001,362     879,934    1,858,090  1,556,014
                         ----------  ----------   ---------  ----------
Income from continu-
 ing operations before
 provision for income
 taxes                      449,190     206,938      832,108    330,097
Provision for income
 taxes                      220,103      75,000      407,733    120,000
                         ----------  ----------    ---------  ---------

    Net income           $  229,087    $131,938    $424,375    $210,097
                         ============ =========   =========  ==========
Net income per com-
 mon and common equi-
 valent share

    Primary              $     0.12     $  0.09    $   0.22    $   0.15
                         ============  ========  ==========  ==========

    Fully Diluted        $     0.12     $  0.08    $   0.22    $   0.14
                         ============   =======   =========  ==========






See accompanying notes to financial statements.

                   JIM HJELM'S PRIVATE COLLECTION, LTD.
                         STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                          APRIL 30, 1997 and 1996

                                                       1997      1996
                                                  -------------  ---------
Cash Flows from Operating Activities
 Net Income                                          $  424,375  $210,097
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization                           28,505    18,600
 Accrued interest on note receivable                       -       (1,750)
 Provision for doubtful accounts and trade discounts     78,868    74,330
 Deferred income taxes                                     -       45,556
 Changes in operating assets and liabilities
   Increase in accounts receivable                     (712,344) (479,373)
   (Increase) decrease in inventories                   (30,382)  210,609
   Decrease in note receivable                             -        8,505
   Increase in prepaid expenses and
     other current assets                               (39,633)   (3,850)
   Increase in security deposits
     and other assets                                    (2,789)  (19,146)
   (Decrease) increase in accounts payable              314,839   (45,486)
   Increase (decrease) in payroll taxes payable
     and other current liabilities                      (39,988) (269,947)
   Increase (decrease) in long term liabilities           1,831    (1,615)
                                                      ---------  ---------
Net Cash (used in) Operating Activities                  23,282  (253,470)
                                                      ---------  ---------
Cash Flows From Investing Activities
  Purchase of property and equipment                    (43,576)   (1,948)
                                                      ---------  ---------
Net Cash used in Investing Activities                   (43,576)   (1,948)
                                                      ---------  ---------
Cash Flows from Financing Activities
  Net (reduction) proceeds from
  short term borrowing                                  (29,306)  203,479
  Proceeds from sale of common stock                    300,979    50,000
  Proceeds from exercise of options                      28,212      -
                                                      ---------  --------
Net Cash provided by Financing Activities               299,885   253,479
                                                      ---------  --------

Net (decrease) increase in cash                         279,591    (1,939)
Cash, beginning of year                                  83,807    36,645
                                                      ---------  --------
Cash, end of period                                   $ 363,398   $34,706
                                                      =========   =======
See accompanying notes to financial statements.

                    JIM HJELM'S PRIVATE COLLECTION, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)
Note 1.    General

The Balance Sheet as of April 30, 1997, the Statements of Income for the six month periods ended April 30, 1997 and 1996 and the Statements of Cash Flows for the six month periods ended April 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 1997 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Composition of Inventory

                        Fiscal Quarter Ended   Fiscal Year Ended
                          April 30, 1997       October 31, 1996
                         -------------------   ------------------
Raw materials                 $  847,269          $  755,536
Work-in-process                  211,989             103,056
Finished Goods                   705,615             875,899
                             -----------          ----------
                              $1,764,873          $1,734,491
                            ------------         ----------
Note 3. Notes Payable

     In February 1996, the Company entered into a $1,500,000 revolving loan agreement (the "Credit Line") with CBC of New York Inc. (the "Bank"), which bears interest at the rate of 12.25% per annum. The Credit Line was increased to $1,700,000 in July 1996. The Bank is secured by a first lien on all of the Company's accounts receivable and the personal guaranties of Jim Hjelm, Joseph L. Murphy and Joseph O'Grady, officers and/or shareholders of the Company. The balances outstanding as of April 30, 1997 and April 30, 1996 were $1,035,649 and $1,064,955, respectively.

Note 4. Subsequent Event

     On May 1, 1997, the Company acquired all of the outstanding shares of stock of Alvina Valenta Couture Collection, Inc. ("Alvina Valenta") for 36,400 shares of Common Stock of the Company and $25,000.

                      JIM HJELM'S PRIVATE COLLECTION, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three months ended April 30, 1997 as compared to three months ended April 30, 1995 and six months ended April 30, 1997 as compared to six months ended April 30, 1996.

     For the first six months of the Company's fiscal year ending October 31, 1997 ("Fiscal 1997"), revenues increased to $7,165,152 from $5,279,751, an increase of 35.7% over the same period a year ago. Net income was $424,375, or $.22 per share, for this period as compared to net income of $210,097, or $.08 per share, in the first six months of Fiscal 1996. Gross profit as a percentage of sales increased to 37.5% from 35.7% in the first six months of the prior year largely due to volume efficiencies. Selling, general and administrative expenses as a percentage of net sales was 25.9% in both periods.

     For the quarter ended April 30, 1997, revenues increased to $3,962,619 from $2,966,627, an increase of 33.5% over the comparable period a year ago. Net income increased to $220,987, or $.12 per share, for the quarter ended April 30, 1997 as compared to $131,938, or $.09 primary ($.08 fully-diluted per share) for the period ended April 30, 1996. Gross profits as a percentage of sales remained at 36.6% in the quarter ended April 30, 1997. Selling, general and administrative expenses as a percentage of sales decreased to 25.3% in the current quarter from 29.7% in the comparable period a year ago.

Liquidity and Capital Resources

     The Company's working capital increased to $2,722,704 at April 30, 1997 from $1,985,167 at October 31, 1996. The Company's current ratio increased to 1.92 to 1 at April 30, 1997 from 1.73 to 1 at October 31, 1996.

     During the six months ended April 30, 1997, the Company generated cash from operating activities of $23,282, as compared to using $253,470 of cash during the earlier period. The Company used cash to purchase equipment during the six months ended April 30, 1997 of $43,576 as compared to $1,948 in the year earlier period. The Company generated cash from financing activities during the six months ended April 30, 1997 of $299,885 as compared to $253,479 in the year earlier period. This was largely due to increased sales of Common Stock in the current period as compared to increased short-term borrowings in the year earlier period.

                 JIM HJELM'S PRIVATE COLLECTION, LTD.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


     During the first quarter of Fiscal 1997, the Company through a private placement offering consisting of an aggregate of 75,000 shares of Common Stock and 22,500 warrants to purchase additional shares of Common Stock at prices ranging from $4.37 to $6.62 were issued for net proceeds of $300,979 (after private placement offering expenses). These funds along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements.

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



                           JIM HJELM'S PRIVATE COLLECTION, LTD.,
                                             Registrant




                                   s/ Joseph L. Murphy
Dated:  June 13, 1997         By:  --------------------------------
                                   Joseph L. Murphy
                                       President and Chief
                                       Financial Officer




hjelm\10q.697