Form 10QSB
period 1997-07-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1997-09-18
CIK 806384

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                               OR

[  ]]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------ to -------.

Commission file number 0-19000
                       -------

                        JLM COUTURE, INC.
              ------------------------------------
     (Exact name of registrant as specified in its charter)

     Delaware                                13-3337553
     --------                                ----------
     (State or other jurisdiction of         (IRS Employer)
     incorporation or organization)          Identification No.)

         225 West 37th Street, New York, New York  10018
     -----------------------------------------------------
                         (212) 921-7058
     -----------------------------------------------------
      Registrant's telephone number, (including area code)
              JIM HJELM'S PRIVATE COLLECTION, LTD.
     -----------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No
    --         --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,815,402 shares of common stock, par value $.0002 per share.

                           JLM COUTURE, INC.


                                     INDEX



Part 1.  Financial Information

     Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets at July 31, 1997 and
       October 31, 1996. . . . . . . . . . . . . . . . . . . .3-4

     Consolidated Statements of Income for the three
       and nine months ended July 31, 1997 and 1996. . . . . . .5

     Consolidated Statements of Cash Flows for the
       nine months ended July 31, 1997 and 1996. . . . . . . . .6

     Notes to Consolidated Financial Statements. . . . . . . .7-8

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations . . . . 9-10

Part II.  Other Information

     Item 4. Submission of Matters to a Vote of
       Security Holders . . . . . . . . . . . . . . . . .. . . 11

     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . 11

     Signature . . . . . . . . . . . . . . . . . . . . . . . . 12

                       JLM COUTURE, INC.

                         BALANCE SHEETS

                           (Unaudited)
                             ASSETS

                                             July 31,       October 31,
                                               1997            1996
                                             -----------    -----------
Current assets:
Cash and cash equivalents                    $  266,577     $  83,807
Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $240,176 at July 31, 1997 and
  $196,308 at October 31, 1996                3,487,044     2,590,706
 Inventories                                  1,865,339     1,734,491
 Prepaid expenses and other current assets      354,390       289,522
                                              ---------     ---------
    Total current assets                      5,973,350     4,698,526

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $399,009 at July 31, 1997 and $353,599
 at October 31, 1996                            243,873       231,244

Other assets                                    217,012       194,695
                                              ---------     ---------
                                             $6,434,235    $5,124,465
                                              =========     =========










See accompanying notes to financial statements.









                           JLM COUTURE, INC.
                       BALANCE SHEETS (continued)
                              (Unaudited)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                             July 31,       October 31,
                                               1997            1996
                                           -----------      -----------
Current liabilities
  Note payable                             $  921,507        $1,064,955
  Accounts payable                          1,249,816           850,596
  Payroll taxes payable                         8,508            97,728
  Income taxes payable                        230,373           263,946
  Accrued expenses and other
    current liabilities                       571,894           436,134
                                            ---------         ---------
    Total current liabilities               2,982,098         2,713,359
                                            ---------         ---------
Other liabilities                              75,836            71,937
                                            ---------         ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
   authorized 1,000,000 shares;
   issued and outstanding- none                  -                 -

  Common stock - $.0002 par value,
   authorized 10,000,000 shares;
   issued and outstanding 1,808,203 at
   July 31, 1997 and 1,637,823 at
   October 31, 1996                               361               328
  Additional paid-in capital                2,455,492         2,071,572
  Accumulated earnings                        984,188           331,009
                                            ---------         ---------
                                            3,440,041         2,402,909
  Less:  Note receivable and accrued
         interest                             (58,750)          (58,750)
         5,000 shares held in treasury         (4,990)           (4,990)
                                             --------         ---------

      Total shareholders' equity            3,376,301         2,339,169
                                            ---------        ----------
                                           $6,434,235        $5,124,465
                                            =========        ==========





            See accompanying notes to financial statements.



                              JLM COUTURE, INC.
                             STATEMENT OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1997 AND 1996
                                  (Unaudited)

                         THREE MONTHS ENDED            NINE MONTHS ENDED
                              JULY 31,                      JULY 31,
                         1997           1996           1997           1996
                       ----------    ----------     ----------    ----------
Net sales              $4,280,275    $3,902,308    $11,445,427     9,182,059
Cost of goods sold      2,575,531     2,650,996      7,050,485     6,044,636
                        ---------    ----------     ----------    ----------
Gross profit            1,704,744     1,251,312      4,394,942     3,137,423

Selling, general and
 administrative ex-
 penses                 1,170,576       962,512      3,028,666     2,518,526
                        ---------    ----------      ---------     ---------
Income from continu-
 ing operations before
 provision for income
 taxes                    534,168       288,800      1,366,276      618,897

Provision for income
 taxes                    261,742       130,000        669,475      250,000
                        ---------    ----------      ---------    ---------

Net income              $ 272,426     $ 158,800     $  696,801     $368,897
                         ========      ========      =========    =========

Net income per common
 and common equivalent
 share

Primary                 $    0.14      $   0.11     $     0.36       $  0.26
                         ========      ========      =========     =========

Fully diluted           $    0.14      $   0.10     $     0.36       $  0.23
                         ========      ========      =========     =========








See accompanying notes to financial statements.



                            JLM COUTURE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                            JULY 31,
                                                       1997      1996
                                                  -------------  ---------
Cash Flows from Operating Activities
 Net income                                        $  696,801   $ 368,897
   Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                      45,410      29,835
    Accrued interest on note receivable                  -         (2,625)
    Provision for doubtful accounts and trade
     discounts                                         43,868     136,330
   Changes in operating assets and liabilities
     Increase in accounts receivable                   (940,206)   (885,671)

     (Increase) decrease in inventories              (130,848)     53,314
     Decrease in note receivable                         -          8,505
     Decrease in deferred income taxes                   -         45,556
     (Increase) decrease in prepaid expenses
       and other current assets                       (83,484)     31,219
     (Increase) in security deposits
       and other assets                               (22,317)     (5,096)
     Increase in accounts payable                     399,220     423,941
     Increase (decrease) in payroll taxes
       payable and other current liabilities           12,967    (133,484)
     Increase (decrease) in long term
       liabilities                                      3,899     (15,377)
                                                    ---------   ---------
 Net Cash (used in) Operating Activities               25,310      55,344
                                                    ---------   ---------
Cash Flows From Investing Activities
  Purchase of property and equipment                  (58,039)    (54,308)
  Investment in Subsidiary                            (25,000)       -
                                                     --------   ---------
Net Cash used in Investing Activities                 (83,039)    (54,308)
                                                     --------   ---------
Cash Flows from Financing Activities
  Net (reductions) from short term
    borrowing                                        (143,448)    (66,039)
  Proceeds from sale of common stock                  300,979      50,000
  Proceeds from exercise of options                    82,968        -
                                                     --------   ---------
Net Cash (used) provided by Financing Activities      240,499     (16,039)
                                                     --------   ---------
Net increase (decrease) in cash                       182,770     (15,003)
Cash, beginning of year                                83,807      36,645
                                                     --------   ---------
Cash, end of period                                 $ 266,577   $  21,642
                                                    =========   =========
See accompanying notes to financial statements.

                                    -6-

                             JLM COUTURE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (continued)

Note 1.

The balance sheet as of July 31, 1997, the statements of income for the nine month periods July 31, 1997 and 1996 and the statements of cash flows for the nine month periods ended July 31, 1997 and 1996 have been prepared by the company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 1997 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

Note 2.

Composition of Inventory
                              Fiscal Quarter Ended    Fiscal Year Ended
                                     July 31, 1997     October 31, 1996
                              --------------------    -----------------
Raw materials                    $  1,022,190         $   755,536
Work - in - process                   181,363             103,056
Finished Goods                        661,786             875,899
                                    ---------           ---------
                                 $  1,865,339         $ 1,734,491
                                    ---------           ---------
Note 3.  Notes Payable

In February 1996, the Company entered into a $1,500,000 revolving loan agreement (the "Credit Line") with CBC of New York Inc. (the "Bank"), which bears interest at the rate of 12.25% per annum. The Credit Line was increased to $1,700,000 in July 1996. The Bank is secured by a first lien on all of the Company's accounts receivable and the personal guaranties of Jim Hjelm, Joseph L. Murphy and Joseph O'Grady, officers and/or shareholders of the Company. The balances outstanding as of July 31, 1997 and October 31, 1996 were $921,507 and $1,064,955, respectively.

                             JLM COUTURE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                                (continued)

Note 4.  Acquisition

     On May 1, 1997, the Company acquired all of the outstanding shares of stock of Alvina Valenta Couture Collection, Inc. ("Alvina Valenta") for 36,400 shares of Common Stock of the Company and $25,000.

     The operations of Alvina Valenta are included in the Company's financial statements as of the date of acquisition.

                             JLM COUTURE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Three months ended July 31, 1997 as compared to three months ended July 31, 1996 and nine months ended July 31, 1997 as compared to nine months ended July 31, 1996.

     For the first nine months of the Company's fiscal year ending October 31, 1997 ("Fiscal 1997"), revenues increased to $11,445,427 from $9,182,059 an increase of 24.6% over the same period a year ago. Net income was $696,801 or $.36 per share for this period as compared to net income of $368,897 or $.26 per share in the first nine months of Fiscal 1996. Gross profit as a percentage of sales increased to 38.4% from 34.2% in the first nine months of the prior year largely due to volume efficiencies. Selling, general and administrative expenses ("SGA Expenses") as a percentage of net sales decreased to 26.5% in the current period as compared to 27.4% in the prior period due to a faster increase in net sales as compared to SGA Expenses.

     For the quarter ended July 31, 1997, revenues increased to $4,280,275 from $3,902,308, an increase of 9.6% over the comparable period a year ago. Net income increased to $272,426 for the quarter ended July 31, 1997 as compared to $158,800 for the period ended July 31, 1996. Gross profits as a percentage of sales increased to 39.8% in the quarter ended July 31, 1997 from 32.1% in the year ago. SGA Expenses as a percentage of sales increased to 27.3% in the current quarter from 24.7% in the comparable period a year ago due to increased costs relating to the acquisition of the new subsidiary.

Liquidity and Capital Resources

     The Company's working capital increased to $2,991,252 at July 31, 1997 from $1,985,167 at October 31, 1996. The Company's current ratio increased to 2.0 to 1 at July 31, 1997 from 1.73 to 1 at October 31, 1996.

     During the nine months ended July 31, 1997 the Company generated cash from operating activities of $25,310 as compared to generating $55,344 during the year earlier period. The Company used cash in investing activities during the nine months ended July 31, 1997 of $83,039 as compared to $54,308 in the year earlier period. The increase was due to an investment in a subsidiary. The Company generated cash in financing activities during the nine months ended July 31, 1997 of $240,499 as compared to using $16,039 in the year earlier period. The increase was largely due to increased sales of Common Stock and the exercise of options. This was partially offset by a greater reduction in short-term borrowings.

                             JLM COUTURE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont.)


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

PART II.   OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of Security Holders.

     On June 25, 1997, at the Company's Annual Meeting of Shareholders, the Company's shareholders elected management's slate of directors, which included Messrs. Daniel M. Sullivan, Joseph E. O'Grady and Joseph L. Murphy. Messrs. Sullivan, O'Grady, and Murphy each received 1,387,460 votes for and 0 votes against. The Company's shareholders approved the Company's adoption of the 1996 Stock Option Plan by a vote of 906,661 for and 50,314 against. Finally, the Company's shareholders approved the motion to change the Company's name to JLM Couture, Inc. by a vote of 1,354,470 for and 31,806 against.

     Item 6.     Exhibits and reports on Form 8-K.

                  None.

                                   Signature






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JLM COUTURE, INC.
                                   Registrant




                                   s/Joseph L. Murphy
Dated:  September 17, 1997   By:   -------------------------------------
                                   Joseph L. Murphy
                                       President
hjelm\897-10q