Form 10KSB
period 1997-10-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1998-02-17
CIK 806384

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-KSB

[X]               Annual Report under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

                For the Fiscal Year Ended October 31, 1997

                                    OR

[ ]             Transition Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                       Commission File No.: 0-19000

                             JLM COUTURE, INC.
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

     The issuer's revenues for its most recent fiscal year were $14,028,791.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on February 3, 1998 was approximately $5,172,739.

     As of February 3, 1998, the Registrant had outstanding
1,828,973 shares  of Common Stock, par value $.0002 per share.

     The Proxy Statement of the registrant to be filed on or before February 28, 1998 is incorporated herein by reference.


  PART I

Item 1.  Description of Business.

     (a) Background. JLM Couture, Inc. (the "Company"), a Delaware corporation whose name was changed from Jim Hjelm's Private Collection, Ltd. on July 17, 1997, was organized in April 1986 to design, manufacture and market high quality (sometimes referred to in the industry as "couture-quality"), bridal wear and related accessories, including bridesmaid gowns.

     On May 1, 1997, the Company acquired all of the outstanding shares of stock of Alvina Valenta Couture Collection, Inc. ("Alvina"), a New York corporation that designs, manufactures and markets couture-quality bridal wear, in exchange for shares of common stock of the Company (the "Common Stock") and cash pursuant to an agreement and plan of reorganization dated May 1, 1997, a copy of which agreement is filed as an exhibit to this Report and is incorporated herein by this reference. (See Note 3 to the Consolidated Financial Statements.)

     (b) Business. The Company is engaged in the design, manufacture and distribution of bridal gowns, veils and bridesmaid gowns.

     The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items (the "Private Collection," "Lazaro" and "Alvina Valenta" lines) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect its emphasis on quality and design originality. Wholesale prices for the Company's bridesmaid and bridal gowns range from $90 to $120 and $725 to $1,250, respectively, with suggested retail prices ranging from $180 to $240 for bridesmaid gowns and $1,500 to $2,500 for bridal gowns.

     The Company added the Alvina Valenta line through its acquisition of Alvina on May 1, 1997. The Company also produces a secondary line of less expensive bridal gowns called "Visions," which is styled similar to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $350 to $550 and the retail prices range from $700 to $1,100.

     The Company utilizes the efforts of its employees and several independent contractors to assemble its dresses. The Company maintains strict quality control over the contractors and supplies the contractors with cut pattern pieces. There are no written agreements between the Company and these contractors, enabling the Company to utilize each contractor on an as-needed basis. The Company also makes custom alterations on its basic designs at a customer's request. The Company charges the customer for custom alterations.

     The Company has identified quality bridal boutiques or bridal departments in women's high fashion clothing stores to market its products. Since the Company's acquisition of Alvina, distribution of the Alvina line has increased from 25 stores to approximately 55 to 60 stores. During its fiscal year ended October 31, 1997 ("Fiscal 1997"), no customer accounted for more than ten percent of the Company's sales.

     The Company's lines of gowns for its new seasons are generally introduced at fashion shows held at the Company's showroom or at fashion shows held at a New York City hotel. There are generally two seasons per year, the Spring Season and the Fall Season. The Company also displays its products at regional markets and periodic bridal fashion shows sponsored by its retail customers at the retail customer's showroom, sometimes called "trunk shows." These trunk shows are generally supported with local advertising paid for by the Company's retail customer.

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

     Mr. Lazaro Perez is one of the Company's bridal gown designers. Lazaro (the name under which Mr. Perez designs) had previously designed for Riccio, and studied at Chicago's Ray College of Design, where he won an award for "Best New Bridal Designer." Lazaro's designs have enabled the Company to diversify and add depth to its product lines. During Fiscal 1997, he was awarded the 1997 Distinctive Excellence in the Bridal Industry
(DEBI) Award in the category of Style Innovator for Bridal Gowns. This award recognized Lazaro as a leading designer of contemporary-classic bridal styling, which represents one of the fastest growing sectors of the bridal industry. Lazaro's dresses are marketed by the Company under the name "Lazaro."

     Victoria McMillan is the designer for the Company's Alvina
Valenta line of upscale wedding gowns since May 1997, when the Company acquired Alvina. Ms. McMillan has been the designer for Alvina since 1989.

     The Company's designers are frequently featured in articles and advertisements published in Bride's and Your New Home and Modern Bride magazines. Major fashion department stores and bridal boutiques have featured all three designers and their work in advertisements, in store customer showings, and in retail area displays.

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

     In its marketing efforts, the Company emphasizes the couture quality of its products and the public recognition of Jim Hjelm, Lazaro, and Alvina Valenta, including their experience and reputation in the industry. In the Company's view, the ability of the Company to continue to successfully compete is dependent upon the continued development and maintenance of a line of high quality, fashionable bridal wear and the promotion of the reputations of Jim Hjelm, Lazaro, Victoria McMillan and other recognized designers that the Company employs.

     The Company employs approximately 60 full-time employees, including three of its executive officers.



ITEM 2.  Description of Property.

     The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center." which primarily contains garment manufacturers and office space. The premises are occupied pursuant to a lease with an unaffiliated party, which expires in January 2003. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also maintains showroom space at 501 Seventh Avenue, New York, New York, pursuant to a lease with an unaffiliated party, which expires in 2002. This space is solely utilized to display the Company's products to buyers. The Company maintains a permanent showroom in the Chicago bridal mart building pursuant to a lease that runs through March 31, 2001, with an unaffiliated party.

ITEM 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     During the Company's fourth quarter of Fiscal 1997, no matters were submitted to a vote of the security holders of the Company.

                                  PART II


ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.


     (a) The Common Stock is traded in the Over-the-Counter market and is quoted on the NASDAQ System.

     The following table sets forth, for the Company's last two fiscal years, high and low bid quotations for the Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.



Quarter Ended            High Bid  Low Bid

Fiscal 1996

January 31, 1996         1.375       .875
April 30, 1996           2.875       .875
July 31, 1996            3.375      1.75
October 31, 1996         6.375      1.875


Fiscal 1997

January 31, 1997         5.875      4.125
April 30, 1997           6.00       4.375
July 31, 1997            6.25       4.25
October 31, 1997         6.125      4.625


     On February 3, 1998, the closing bid and asked prices in the Over-the-Counter market for the Common Stock as reported by NASDAQ were $4.1875 and $4.25, respectively.

     (b) At February 3, 1998, there were approximately 161 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" name.

     (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations - Fiscal 1997 as Compared to fiscal year ended October 31, 1996 ("Fiscal 1996").

     For Fiscal 1997, revenues were $14,028,791 as compared to $12,642,141 in Fiscal 1996, an increase of $1,386,650 or 11.0%.
The increase is attributable to the following factors. The revenues from Alvina Valenta Couture Collection, Inc. which was acquired during the year totaled approximately $472,500. The balance of the increase is due to the Company's existing bridesmaid and bridal gowns.

     The Company's gross profit margin increased in Fiscal 1997 to 43.2% from 38.9% in Fiscal 1996. The Company attributes this increase to economies of scale from increased sales and a change in product mix.

     Selling, general and administrative ("SG&A") expenses increased to 31.4% of sales in Fiscal 1997 as compared to 29.9% of sales in Fiscal 1996. This was primarily due to increased marketing and payroll costs to support increased sales. Payroll costs were offset by a decrease in bonuses during Fiscal 1997 of approximately $285,000.

     The Company generated net income of $789,923, or $0.41 per share ($0.41 on a fully diluted basis), for Fiscal 1997 as compared to net income of $470,710, or $0.30 per share ($0.29 on a fully diluted basis), for Fiscal 1996. The increase in net income for Fiscal 1997 was due primarily to the factors mentioned above.

Liquidity and Capital Resources

     The Company's working capital increased to $2,929,325 at October 31, 1997 from $1,985,167 at October 31, 1996, an increase of $920,605. Its current ratio was 2.2 to 1 at October 31, 1997 as compared to 1.7 to 1 at October 31, 1996.

     During Fiscal 1997, net cash provided by the Company's operating activities was $392,404 as compared to $264,878 in Fiscal 1996. Cash flow in Fiscal 1997 was generated primarily by the increased net income and increased accounts receivables.

     Cash used in investment activities in Fiscal 1997 was $304,763 as compared to $83,488 in Fiscal 1996. This increase was due to the acquisition of Alvina Valenta Couture Collection, Inc.

     Cash provided by financing activities in Fiscal 1997 was $302,246 as compared to cash used of $134,228 in Fiscal 1996. In Fiscal 1997, the Company issued common stock in connection with the acquisition of Alvina Valenta Couture Collection, Inc. which generated cash of $172,900. The Company also generated $330,979 from the sale of Common Stock during Fiscal 1997 as compared to $50,000 from such activities in Fiscal 1996.

     In February 1996, the Company entered into a $1,500,000 revolving loan agreement (the "Credit Line") with CBC of New York Inc. (the "Bank"), which bears interest at the rate of 12.25% per annum. The Credit Line was increased to $1,700,000 in July 1996. The Bank is secured by a first lien on all of the Company's accounts receivable and the personal guaranties of Jim Hjelm, Joseph L. Murphy and Joseph O'Grady, officers and/or shareholders of the Company. The Company has no reason to believe that the Bank will not renew the Credit Line and believes, if it does not, that it would be able to obtain a substitute line of credit to replace the Credit Line. In the event the Bank does not renew the Credit Line on February 16, 1998 when it becomes due, the Company would likely experience serious working capital shortages. No assurance can be given that the Company will be able to replace the credit line on similar terms to its current agreement.

     In November 1996, the Company, through a private placement, raised $300,979 in additional equity by the issuance of an aggregate of 75,000 shares of Common Stock and an aggregate of 22,500 warrants to purchase additional shares of Common Stock at prices ranging from $4.37 to $6.62.

     Funds generated through the private placement discussed above along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements.

     Based on a preliminary study by management, the Company does not anticipate replacing its current information systems to become Year 2000 compliant. Rather, the Company intends to make modifications to its current information systems to become Year 2000 compliant. Such costs to modify its current information systems will be expensed as incurred. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have a material impact on the Company's consolidated financial statements.

     Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lenders.

ITEM 7.  Financial Statements.

     The financial statements listed below are included on pages-F-1 through F-22 following the signature page.

   Title of Document                                    Page

Report of Independent Public Accountants                F-1

Consolidated Balance Sheets as of October 31, 1997      F-2 - F-3
   and 1996

Consolidated Statements of Operations for the
   years ended October 31, 1997 and 1996                F-4

Consolidated Statements of Shareholders' Equity
   for the years ended October 31, 1997 and 1996        F-5

Consolidated Statements of Cash Flows for the
   years ended October 31, 1997 and 1996                F-6 - F-7

Notes to Consolidated Financial Statements              F-8 - F-22



ITEM 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                                 PART III



     The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 1998.

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

10.2      Form of Stock Option Plan is incorporated by reference to
          Exhibit 10.02 to the Form S-8.

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

10.6      Employment Agreement dated January 1, 1996 between the
          Company and Mr. Lazaro Perez incorporated by reference to
          Exhibit 10.6 of the Company's 1996 10-K.

10.7 Form of Subscription Agreement issued in the private placement that ended October 31, 1996, with form of Registration Rights Agreement incorporated by reference to Exhibit 10.7 of the Company's 1996 10-K.




ITEM 13.  Exhibits and Reports on Form 8-K.


     (a)       Exhibits. (Continued)


10.8      Amendment No. 1 dated June 17, 1996 to Employment
          Agreement dated February 1, 1995 between the Company and Mr. Joseph L. Murphy incorporated by reference to Exhibit
          10.8 of the Company's 1996 10-K.

10.9      Amendment No. 1 dated February 16, 1996 to Employment
          Agreement dated February 9, 1993 between the Company and Mr. Jim Hjelm incorporated by reference to Exhibit 10.9 of the Company's 1996 10-K.

10.10 Loan and Security Agreement dated February 2, 1996 between CBC of New York Inc., trading as Continental Business Credit, and the Company incorporated by reference to Exhibit 10.10 of the Company's 1996 10-K.

10.11 Agreement and Plan of Reorganization dated May 1, 1997 among the Company, Victoria McMillan and Daniel McMillan.

10.12     Employment Agreement dated May 1, 1997 between the
          Company and Victoria McMillan.

10.13 Composition Agreement dated December 31, 1997 between I. Kleinfeld & Son, Inc. and the Unofficial Creditors'
          Committee.

          23.1      Consent of Arthur Andersen LLP dated February 12, 1998.

     (b)  Reports on Form 8-K.

     During the last quarter of Fiscal 1997, the Company filed no reports on Form 8-K.
SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JLM COUTURE, INC.




Dated:    February 13, 1998             By:  /s/ Joseph L. Murphy
                                             Joseph L. Murphy,
                                             President


     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Name                     Capacity                 Date


/s/ Daniel M. Sullivan   Chairman of the Board    February 13, 1998
Daniel M. Sullivan       of Directors



/s/ Joseph L. Murphy     President and Director   February 13, 1998
Joseph L. Murphy         (principal executive and
                         financial officer)


/s/ Joseph E. O'Grady    Secretary and Director   February 13, 1998
Joseph E. O'Grady











hjelm\10KSB-97.d15

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of JLM Couture, Inc.

We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation, formerly Jim Hjelm's Private Collection, Ltd.) and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and subsidiary as of October 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                             Arthur Andersen LLP

New York, New York
January 29, 1998

                         JLM COUTURE, INC.
                Consolidated Balance Sheets as of
                    October 31, 1997 and 1996

                                         1997           1996
                                         ----           ----

Current assets:
Cash                                 $   473,694    $    83,807
Accounts receivable, net of
 allowance for doubtful
 accounts, trade discounts
 and sales returns of $355,000
 at October 31, 1997 and $196,308
 at October 31, 1996                   2,542,782      2,590,706
Inventories                            1,912,049      1,734,491
Prepaid expenses and other
 current assets                          364,991        289,522
                                      ----------     ----------
   Total current assets                5,293,516      4,698,526

Equipment and leasehold
 improvements, net                       286,439        231,244
Goodwill                                 281,693              0
Other assets                             361,653        194,695
                                      ----------     ----------
                                     $ 6,223,301    $ 5,124,465
                                      ==========     ==========

                         JLM COUTURE, INC.
               Consolidated Balance Sheets as of
                   October 31, 1997 and 1996
                          (continued)

                                         1997           1996
                                         ----           ----
Current liabilities:
Revolving line of credit               $ 792,707     $1,064,955
Current portion of long-term debt         19,428           -
Accounts payable                         956,849        850,596
Accrued expenses and
 other current liabilities               164,722        533,862
Income taxes payable                     430,485        263,946
                                       ---------      ---------
   Total current liabilities           2,364,191      2,713,359

Long-term debt                            64,523           -
Other liabilities                         61,581         71,937

Commitments and contingencies
 (Note 11)

Shareholders' equity:
Preferred stock, $.0001 par
 value:  Authorized 1,000,000
 shares; Issued and outstanding              -             -
 - none
Common stock, $.0002 par
 value:  Authorized 10,000,000
 shares; Issued and outstand-
 ing - 1,828,973 at October 31,
 1997 and 1,637,823 at
 October 31, 1996                            365           328
Additional paid-in capital             2,678,774     2,071,572
Retained earnings                      1,120,932       331,009
                                       ---------     ----------
                                       3,800,071     2,402,909
Less:  Note receivable and
        accrued interest                 (62,075)      (58,750)
       Treasury stock, at cost:
        1,667 shares in 1997
        and 1996                          (4,990)       (4,990)
                                       ---------     ---------
   Total shareholders' equity          3,733,006     2,339,169
                                       ---------     ---------
                                      $6,223,301    $5,124,465
                                       =========     =========

     The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        JLM COUTURE, INC.
             Consolidated Statements of Operations
         For the years ended October 31, 1997 and 1996

                                      1997             1996
                                      ----             ----
Net sales                         $14,028,791      $12,642,141
Cost of goods sold                  7,971,512        7,729,025
                                   ----------        ---------

Gross profit                        6,057,279        4,913,116
Selling, general and admin-
 istrative expenses                 4,398,252        3,784,093
                                   ----------        ---------

Operating income                    1,659,027        1,129,023

Interest expense, net of interest
 income of $12,373 and $2,625 for
 1997 and 1996, respectively         (136,979)        (183,789)
                                   ----------         --------
Income before provision for
 income taxes                       1,522,048          945,234
Provision for income taxes           (732,125)        (474,524)
                                   ----------          -------

Net income                        $   789,923        $ 470,710
                                   ==========          =======
Net income per weighted
 average number of common and
 common equivalent share:

 Primary                                $0.41            $0.30
                                      =======          =======
 Fully diluted                          $0.41            $0.29
                                      =======          =======
Weighted average number of
 common and common equivalent
 shares outstanding:

 Primary                            1,940,002        1,582,910
                                  ===========       ==========
 Fully diluted                      1,948,039        1,634,398
                                  ===========       ==========


     The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                 JLM COUTURE, INC.
                           Consolidated Statements of Shareholders' Equity
                            For the years ended October 31, 1997 and 1996
                                                                                      Note
                                Common    Common    Additional                     Receivable                     Total
                                Stock     Stock     Paid-in     Accumulated        and Accrued    Treasury     Shareholders'
                                Shares    Amount    Capital   Earnings (Deficit)    Interest       Stock          Equity
                            -----------------------------------------------------------------------------------------------

Balance, November 1, 1995     1,372,803     $275   $1,652,087   ($139,701)         ($52,625)      ($4,990)      $1,455,046

Issuance of Common Stock         50,000       10       49,990           -                 -             -           50,000

Exercise of Common Stock
 Options                        185,250       37      166,687           -                 -             -          166,724

Tax Benefit from Exercise
of Common Stock Options               -        -      218,170           -                 -             -          218,170

Treasury Stock Received
and Retired upon Exercise
of Common Stock Options         (21,005)      (4)    (105,028)                                                    (105,032)

Issuance of Non Employee
  Common Stock Options                -        -       45,000           -                 -             -           45,000

Issuance of Common Stock
  Shares For Services            50,775       10       44,666           -                 -             -           44,676

Accrued Interest on
  Note Receivable                     -        -            -           -            (6,125)            -           (6,125)

Net Income                            -        -            -     470,710                 -             -          470,710
                              --------------------------------------------------------------------------------------------
Balance October 31, 1996      1,637,823     $328   $2,071,572    $331,009          $(58,750)      $(4,990)      $2,339,169
                              =========      ===    =========     =======            ======         =====        =========

Issuance of Common Stock         95,000       19      330,960          -                  -             -          330,979

Exercise of Common Stock
  Options                        59,750       11       79,796          -                  -             -           79,807

Shares issued in
  connection with acquisition
  of business                    36,400        7      172,893          -                  -             -          172,900

Accrued interest on
Note Receivable                       -        -            -          -             (3,325)            -           (3,325)

Tax Benefit from Exercise
of Common Stock Options               -        -       23,553          -                   -            -           23,553


Net Income                            -        -            -     789,923                  -            -          789,923
                              -------------------------------------------------------------------------------------------
Balance October 31, 1997      1,828,973     $365   $2,678,774  $1,120,932          $(62,075)      $(4,990)      $3,733,006

     The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

   JLM COUTURE, INC.
                   Consolidated Statements of Cash Flows
               For the Years Ended October 31, 1997 and 1996

                                             1997         1996
                                             ----         ----

Cash flows from operating activities:
Net income                                  789,923     $470,710
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation                                 57,416       48,993
Provision for doubtful accounts             286,261      274,638
Accrued interest income on note
 receivable                                  (3,325)      (6,125)
Nonemployee stock option compensation           -         45,000
Exercise of non-employee stock
 options in exchange for services               -         10,875
Nonemployee and employee Common Stock
 compensation                                   -         44,676
Changes in assets and liabilities:
   Increase in accounts receivable         (182,155)    (995,633)
   (Increase) decrease in inventories      (140,671)      61,349
   (Increase) decrease in prepaid expenses ( 75,469)     209,169
   Increase in other assets                (166,958)     (65,984)
   Increase (decrease) in accounts
    payable                                  50,286     (377,343)
   (Decrease) increase in accrued
     expenses and other current
     liabilities                           (402,640)     293,326
   Increase in income taxes
     payable                                190,092      253,346
   Decrease in other long-term liabil-
    ities                                   (10,356)      (2,119)
   Net cash provided by                     -------      -------
    operating activities                    392,404      264,878
                                            -------      -------
Cash flows from investing activities:
Purchase of property and equipment         (110,963)     (83,488)
Purchase of business, net of cash
 acquired                                  (193,800)         -
    Net cash used in investing activ-       -------      --------
    ities                                  (304,763)     (83,488)
                                           ========      ========

      JLM COUTURE, INC.
                   Consolidated Statements of Cash Flows
               For the Years Ended October 31, 1997 and 1996
                                (Continued)


                                             1997            1996
                                             ----            ----

Cash flows from financing activities:
Net reductions of revolving line
 of credit                               $(272,248)    $(235,045)
Repayments of notes payable                 (9,192)         -
Proceeds from sale of Common Stock         330,979        50,000
Proceeds from stock option exercises        79,807        50,817
Issuance of Common Stock in
 connection with purchase of
 business                                  172,900          -
Net cash provided by (used
 in) financing activities                  302,246      (134,228)
                                           -------      --------
Net increase in cash                       389,887        47,162
Cash, beginning of year                     83,807        36,645
                                           -------      --------
Cash, end of year                        $ 473,694     $  83,807
                                           =======      ========

          Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
   Interest                              $ 144,898     $ 178,733
   Income taxes                          $ 618,000     $  12,008

Non-cash transactions
  Tax benefit from exercise of
   stock options                         $  23,553     $ 218,170
  Treasury stock received and retired
   upon exercise of stock options        $    -        $ 105,032


     The accompanying notes to consolidated financial statements are an integral part of these financial statements.

     JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996



Note 1.   The Company
          JLM Couture, Inc. (formerly known as Jim Hjelm's
          Private Collection, Ltd., the "Company") is engaged in the design and manufacture of traditional, high quality bridal wear and accessories. Products are sold to specialty bridal shops located throughout the continental United States.

Note 2.   Summary of Significant Accounting Policies

          Basis of Presentation
          The consolidated financial statements include the accounts of JLM Couture, Inc. and its wholly-owned subsidiary, Alvina Valenta Couture Collection, Inc. All significant intercompany balances and transactions have been eliminated.

          Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Allowance for Doubtful Accounts
          The allowance for doubtful accounts is determined based upon estimates made by management and maintained at a level considered adequate to provide for future uncollectable amounts. Actual results could differ from these estimates.

          Inventories
          Inventories are valued at the lower of cost (first-in, first-out) or market and include material, labor and overhead.

          Prepaid Expenses and Other Current Assets
          Prepaid expenses and other current assets of $364,991 at October 31, 1997 and $289,522 at October 31, 1996
          include approximately $151,000 and $251,000, respectively, of costs relating to the design of the Company's new product lines which are being amortized over a two and one-half year period.

   JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996
                               (continued)


          Equipment and Leasehold Improvements
          Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which range from five to ten years. Amortization of leasehold improvements and leasehold equipment is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the assets. Major additions and improvements are capitalized, and repairs and maintenance are charged to operations as incurred.

          Goodwill
          Goodwill represents the excess of the purchase price over the fair value of the assets of the business acquired and is being amortized on a straight-line basis over 20 years.

          Long-Lived Assets
          During fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairement whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment exists in the recoverability of its long-lived assets.

          Revenue Recognition
          Revenue is recognized upon shipment and acceptance by the customer.

          Income Taxes
          Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

                         JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996
                               (continued)


          Stock-Based Compensation
          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). Entities electing to remain with accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures. (See Note 9.)

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

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which became effective for the Company's fiscal year beginning November 1, 1997, establishes new standards for computing and presenting

                            JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996
                               (continued)



          earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts must be restated under the new standard when it becomes effective. Under the new standard, EPS would have been:

                                         For the Years Ended
                                             October 31,
                                         1997           1996

               Basic EPS                $0.45          $0.33

               Diluted EPS               0.41           0.30

          Recent Accounting Pronouncements
          In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purposes financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's fiscal year beginning November 1, 1998. The Company will make the necessary disclosures, if necessary, when required. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this standard will not have an effect on its financial position or results of operations.

                            JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996
                               (continued)



          Reclassifications
          Certain amounts in the fiscal year ended 1996 financial statements have been reclassified to conform with the fiscal year ended 1997 presentation.


Note 3.   Acquisition of Business
          On May 1, 1997, the Company acquired Alvina Valenta Couture Collection, Inc. for a combination of cash and shares of the Company's common stock. The cash portion of the purchase price totaled $25,000 and the stock portion of the purchase price totaled $172,900 and consisted of 36,400 shares of the Company's common stock valued at $4.75 per share (market price of the Company's common stock immediately preceding the acquisition date).

          The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The results of operations of the acquired business prior to its acquisition is not material to the Company's consolidated statements of operations. The table below summarizes the purchase price allocation --

               Current assets                          $98,000
               Equipment and leasehold
                 improvements                            2,000
               Current liabilities                     (59,000)
               Debt                                    (93,000)

          The excess purchase price over net assets acquired (goodwill) of approximately $282,000 includes $30,000 of transaction costs and has been reflected in the accompanying consolidated balance sheet as of October 31, 1997. The results of the acquired business have been reflected in the accompanying consolidated statement of operations since May 1, 1997.

    JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996
                               (continued)



Note 4.   Inventories
          At October 31, 1997 and 1996, inventories consisted of:

                                            1997          1996
                                            ----          ----
          Raw materials                 $1,180,107    $  755,536
          Work-in-process                  145,670       103,056
          Finished goods                   586,272       875,899
                                         ---------     ---------
                                        $1,912,049    $1,734,491
                                         =========     =========

Note 5.   Equipment and Leasehold Improvements
          Equipment and leasehold improvements at October 31, 1997 and 1996 is summarized as follows:

                                            1997          1996
                                            ----          ----
          Furniture and equipment       $  430,721     $ 315,704
          Leasehold improvements           185,922       234,878
          Leased equipment                  34,261        34,261
                                           -------       -------
                                           650,904       584,843
          Less:  Accumulated
           depreciation and
           amortization                   (364,465)     (353,599)
                                           -------       -------
          Equipment and leasehold
           improvements, net            $  286,439     $ 231,244
                                           =======       =======

Note 6.   Accrued Expenses and Other Current Liabilities
          Accrued expenses and other current liabilities as of October 31, 1997 and 1996 are summarized as follows:

                                            1997          1996
                                            ----          ----
          Accrued employee bonuses      $     0        $ 285,000
          Payroll taxes payable               0           97,728
          Other                            164,722       151,134
                                           -------       -------
                                        $  164,722     $ 533,862
                                           =======       =======

   JLM COUTURE, INC.
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1997 and 1996
                                (continued)


Note 7.   Revolving Line of Credit and Long-term Debt

          Revolving Line of Credit


          At October 31, 1997, the Company had an available line of credit of up to $1,700,000 with a financial institution. At October 31, 1997 and 1996, the Company had borrowed $792,707 and $1,064,955, respectively, under the line of credit.

          Credit availability under the line of credit is based on eligible amounts of accounts receivable, as defined, and totaled approximately $473,000 at October 31, 1997. The line of credit expires in February 1998. The Company expects to extend this line of credit prior to its expiration; however, if the Company were unable to renew the line of credit when it becomes due, the Company may experience a working capital shortage. No assurance can be given that the Company will be able to replace the credit line on similar terms to the current agreement.

          Borrowings are collateralized by the Company's accounts receivable, chattel paper, general intangibles and the personal guarantees of officers and directors of the Company. Additional fees are payable for periods in which a compensating balance of ten percent of the average daily outstanding loan balance is not maintained. No additional fees were due for the periods presented. This line of credit contains a financial covenant which requires the Company to maintain a minimum net equity value. As of October 31, 1997, the Company is in compliance with this covenant. Interest charged to operations under this revolving line of credit amounted to $144,898 and $139,375 for the years ended October 31, 1997 and 1996, respectively.

    JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996
                               (continued)


          Long-Term Debt
          Long-Term Debt, which was assumed in connection with the acquisition of Alvina Valenta Couture Collection,
          Inc. (See Note 3), consists of the following at October 31, 1997 and 1996 --

                                                  October 31,
                                              1997          1996

          Small Business Administration
          note payable dated December 20,
          1996, with interest payable at
          8.25% per annum.  Monthly
          principal payments of $952
          through December 2003.             $71,951      $   -

          Small Business Administration
          note payable dated May 4, 1994,
          with interest payable at 8.5%
          per annum.  Monthly principal
          payments of $667 through May
          1999.                               12,000      $   -
                                             -------      -------
                                              83,951          -
          Current portion of long-term
          debt                               (19,428)         -
                                             -------      -------
          Long-term debt                     $64,523      $   -
                                             =======      =======

          Annual maturies of long-term debt as of October 31, 1997 are as follows --

               Fiscal Year Ended
               October 31,
               1998                          $19,428
               1999                           15,420
               2000                           11,424
               2001                           11,424
               2002                           11,424
               Thereafter                     14,831
                                             -------
                                             $83,951
                                             =======

  JLM COUTURE, INC.
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1997 and 1996
                                (continued)


Note 8.   Income Taxes
          The provision for income taxes for the years ended
          October 31, 1997 and 1996, consist of the following:

                                   1997            1996
                                   ----            ----
               Current:
               Federal            $619,410       $250,811
               State and local     187,086         83,654
                                   -------        -------
                                  $806,496        334,465
                                   -------        -------
               Deferred:
                Federal           $(55,479)       103,863
                State and local    (18,892)        36,196
                                   -------        -------
                                  $(74,371)      $140,059
                                   -------        -------
                                  $732,125       $474,524
                                   =======        =======

          A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October 31,1997 and 1996, is as follows:

                                             1997           1996
                                             ----           ----
          Statutory Federal income tax at
           applicable rates                  34%            34%
          State and local taxes, net of
           federal tax benefit                7%             7%
          Permanent differences               2%             3%
          Adjustment to opening valuation
           allowance                          2%             4%
          Other                               3%             2%
                                             ---            ---
                                             48%            50%
                                             ===            ===

  JLM COUTURE, INC.
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1997 and 1996
                               (continued)



The components of the net deferred tax asset at October 31, 1997 and 1996 are as follows:

                                     1997          1996
                                 --------      --------
Gross deferred tax asset         $252,765      $185,594
Gross deferred tax liability     (111,818)     (107,482)
                                 --------       -------
Net deferred tax asset            140,947        78,112
Less long-term portion            (49,634)      (75,968)
                                 --------       -------

Current deferred tax asset       $ 91,313      $  2,144
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

Note 9.   Shareholders' Equity

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

                             JLM COUTURE, INC.
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1997 and 1996
                                (continued)


          In February 1996, the Company completed another private sale of 50,000 shares of Common Stock for $50,000 to outside parties. The private placement also included warrants to purchase up to 20,000 shares of Common Stock of the Company at $1.50 per share. The warrants were exercised to purchase 20,000 shares of the Company's stock during 1997.

          During fiscal 1996, the Company issued to non-employees 50,775 shares of common stock with a fair market value of $44,676 for various administrative and consulting services. The Company recorded $44,676 in selling, general and administrative expense in fiscal 1996 to reflect these transactions.


          Stock Option Plans

          On November 17, 1986, the Company adopted a Stock Option Plan, as amended (the "1986 Plan"). The 1986 Plan provides for options and limited stock appreciation rights ("Limited SARs") to be granted in tandem to employees for a total of up to 100,000 shares of Common Stock. The 1986 Plan was amended in February 1996 to increase the authorized number of shares thereunder from 33,000 back to 100,000 due to an automatic decrease resulting from a 1 for 3 reverse stock split that occurred in November 1994. Limited SARs may only be granted in conjunction with related options. The exercise price of options granted may not be less than the fair market value of the shares on the date of the grant (110% of such fair market value for a holder of more than 10% of the Company's voting securities), nor may options be exercised more than ten years from date of grant (5 years for a holder of more than 10% of the Company's voting securities). The 1986 Plan terminated in 1996 but the options outstanding are valid pursuant to its terms.

          On August 26, 1996, the Company adopted a Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of incentive and nonstatutory stock options to employees, consultants, advisors and/or directors for a total of up to 100,000 shares of Common Stock. The exercise price of options granted may not be less than the fair market value of the shares on the date of grant (110% of such fair market value for a holder of more than 10% of the Company's common stock). The 1996 Plan will terminate on August 26, 2006.

     JLM COUTURE, INC.
                   Notes to Consolidated Financial Statements
                 For the Years Ended October 31, 1997 and 1996
                                  (continued)


          The following table summarizes data relating to non-incentive plan options and incentive plan options:

                                      Incentive            Non-Incentive
                                      ---------            -------------
                                    1997      1996        1997       1996
                                    ----      ----        ----       ----
          Options outstanding
           at the beginning of
           the year                84,750     2,500     149,666    272,500
          Options granted               0   100,000     125,000     98,000
          Options expired               0    (2,500)          0    (50,834)
          Options exercised       (44,750)  (15,250)    (15,000)  (170,000)
                                  --------  --------    --------  ---------
          Options outstanding
           at the end of the
           year                    40,000    84,750     259,666    149,666
                                   ======    ======     =======    =======
          Options exercisable
           at the end of the
           year                    40,000    39,500     259,666    149,666
                                   ======    ======     =======    =======

          The exercise prices of the options outstanding at October 31, 1997 and 1996 range from $.87 to $4.625. At October 31, 1997, there are no shares available for future grant under the incentive and non-incentive stock option plans, respectively.

          During fiscal 1996, the Company's President exercised 100,000 non-incentive stock options with exercise prices ranging from $.87 to $1.10. The exercise price was satisfied by surrendering 19,700 shares of common stock with a fair market value of $98,500. These shares were immediately canceled upon receipt by the Company.

          As a result of individuals exercising their non-incentive stock options in Fiscal 1997 and 1996, the Company realized a federal, state and local income tax benefit of $23,553 and $218,170, respectively. Such benefits were utilized to reduce the current income tax payable and the benefits were recorded in additional paid-in capital in the accompanying consolidated balance sheets as of October 31, 1997 and 1996, respectively.

    JLM COUTURE, INC.
                   Notes to Consolidated Financial Statements
                 For the Years Ended October 31, 1997 and 1996
                                  (continued)



          During fiscal 1996, the Company issued 63,000 options to purchase common stock with an exercise price ranging from $.87 to $2.13 to certain non-employees. Such options were recorded at their fair market value on the date of grant and accordingly the Company recorded $45,000 in selling, general and administrative expense in fiscal 1996 in connection with these grants. Stock options were not granted to non-employees during 1997.

          Effective November 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for Stock Compensation." As permitted by the statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. Accordingly, no compensation expense has been recognized for stock-based compensation given to employees, since the options granted were at prices that equaled or exceeded their fair market value at the date of grant. If compensation expense for the Company's stock options issued in fiscal 1997 and 1996 had been determined based on the fair value method of accounting, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below --


                         For the Years Ended
                                October 31,
                                 1997         1996

               Net income --
                 As reported   $789,923     $470,710
                 Pro forma      640,942      434,225

               Primary earnings
               per share --
                 As reported      $0.41        $0.29
                 Pro forma         0.33         0.27

          The fair value of issued stock options was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted --

                               JLM COUTURE, INC.
                   Notes to Consolidated Financial Statements
                 For the Years Ended October 31, 1997 and 1996
                                  (continued)


                         For the Years Ended
                                October 31,
                                 1997         1996

               Weighted average
                market price at
                date of grant    $4.60        $1.20
               Risk free interest
                rate              6.50%        5.40%
               Volatility factor                 95%            90%
               Expected life of
                the stock options            3 years        3 years



Note 10.  Related Party Transactions

          Note Receivable - Sale of Stock
          On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of the Company's common stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a bank's prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 1997 and 1996 was $62,075 and $58,750, respectively.

Note 11.  Commitments and Contingencies

          Lease Commitments
          The Company leases office, production, and retail facilities under leases expiring through 2003. Minimum annual rentals under such leases are as follows:

               Year Ending
                October 31,
                 1998            $  209,262
                 1999               213,028
                 2000               214,426
                 2001               203,840
                 2002               136,834
                Thereafter           28,500
                                  ---------
                                 $1,005,890
                                  =========

 JLM COUTURE, INC.
                   Notes to Consolidated Financial Statements
                 For the Years Ended October 31, 1997 and 1996
                                  (continued)


          Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 1997 and 1996, amounted to $269,874 and $229,011, respectively.

          Employment Agreements

          The Company has employment agreements with three of its key employees terminating from June 2001 to May 2004. Total compens-ation expensed under the terms of these agreements for the years ended October 31, 1997 and 1996 was approximately $428,679 and $294,800, respectively. Future minimum commitments are as follows:

                   Year Ending October 31, 1996


                         1998        $  438,000
                         1999           398,000
                         2000           398,000
                         2001           348,000
                         2002           248,000
                         Thereafter     316,833
                                     ----------
                                     $2,146,833
                                     ==========

                                 Exhibit Index



10.11 Agreement and Plan of Reorganization dated May 1, 1997 among the Company, Victoria McMillan and Daniel McMillan.

10.12 Employment Agreement dated May 1, 1997 between the Company and Victoria McMillan.

10.13 Composition Agreement dated December 31, 1997 between I. Kleinfeld & Son, Inc. and the Unofficial Creditors' Committee.


23.1      Consent of Arthur Andersen LLP dated February 12, 1998.








































WPDOCS\HJELM\10KSB-97.D15