Form 10QSB
period 1998-01-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1998-03-20
CIK 806384

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                    OR

[  ]    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------ to -------.

Commission file number 0-19000
                       -------

                             JLM COUTURE, INC.
                   ------------------------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                13-3337553
     --------                                ----------
     (State or other jurisdiction of         (IRS Employer)
     incorporation or organization)          Identification No.)

              225 West 37th Street, New York, New York  10018
     -----------------------------------------------------
                         (212) 921-7058
     -----------------------------------------------------
          (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,828,973 shares of common stock, par value $.0002 per share.

                             JLM COUTURE, INC.


                                   INDEX



Part I.  Financial Information

     Item 1.  Financial Statements

     Consolidated Balance Sheets at January 31, 1998 and
       October 31, 1997........................................3-4

     Consolidated Statements of Income for the three
       months ended January 31, 1998 and 1997....................5

     Consolidated Statements of Cash Flows for the
       three months ended January 31, 1998 and 1997..............6

     Notes to Consolidated Financial Statements................7-9

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations.........10-11

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K...................11

     Signature..................................................12


























                       PART I. FINANCIAL INFORMATION

                            JLM COUTURE, INC.
                    CONSOLIDATED BALANCE SHEETS AS OF

                                 (Unaudited)
                                    ASSETS


                                             January 31,    October 31,
                                                 1998          1997
                                             -----------    -----------

Current assets:
Cash and cash equivalents                    $  286,694     $  473,694
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $315,000 at January 31, 1998
  and $355,000 at October 31, 1997            3,078,205      2,542,782
 Inventories                                  2,076,980      1,912,049
 Prepaid expenses and other current assets      263,483        364,991
                                              ---------      ---------
    Total current assets                      5,705,362      5,293,516

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $381,846 at January 31, 1998 and $364,465
 at October 31, 1997                            269,058        286,439
Goodwill                                        278,172        281,693
Other assets                                    386,253        361,653
                                              ---------      ---------
                                             $6,638,845     $6,223,301
                                              =========      =========





















                 See accompanying notes to financial statements
                              JLM COUTURE, INC.
                      CONSOLIDATED BALANCE SHEETS AS OF
                                 (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                            January 31,     October 31,
                                               1998            1997
                                             -----------    -----------
Current liabilities
  Revolving line of credit                   $1,185,832     $  792,707
  Accounts payable                              992,014        956,849
  Current portion of long-term debt              19,428         19,428
  Income taxes payable                          289,032        430,485
  Accrued expenses and
    other current liabilities                    99,391        164,722
                                              ---------      ---------
    Total current liabilities                 2,585,697      2,364,191
                                              ---------      ---------
Long-term debt                                   62,388         64,523
Other liabilities                                59,045         61,581
                                              ---------      ---------
                                                121,433        126,104
                                              ---------      ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                               -              -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued and outstanding 1,828,973
  at January 31, 1998 and 1,828,973
  at October 31, 1997                               365            365
  Additional paid-in capital                  2,678,774      2,678,774
  Accumulated earnings                        1,319,641      1,120,932
                                              ---------      ---------
                                              3,998,780      3,800,071
  Less:  Note receivable and accrued
           interest                             (62,075)        (62,075)
         1,667 shares held in treasury           (4,990)         (4,990)
                                              ---------      ---------
      Total shareholders' equity              3,931,715      3,733,006
                                              ---------      ---------
                                             $6,638,845     $6,223,301
                                              =========      =========







            See accompanying notes to financial statements
                              JLM COUTURE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                                 (Unaudited)



                                 1998           1997
                              ----------     ----------
Net sales                     $3,318,089     $3,202,533
Cost of goods sold             1,975,701      1,962,887
                               ---------      ---------
Gross profit                   1,342,388      1,239,646

Selling, general and
 administrative ex-
 penses                          984,826        856,728
                               ---------      ---------
Income from continu-
 ing operations before
 provision for income
 taxes                           357,562        382,918
Provision for income
 taxes                           158,853        187,630
                               ---------      ---------

    Net income                $  198,709     $  195,288
                               =========      =========
Net income per com-
 mon and common equi-
 valent share

    Primary                   $     0.10     $      .10
                               =========      =========
    Fully diluted             $     0.10     $      .10
                               =========      =========


















              See accompanying notes to financial statements
                              JLM COUTURE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                          JANUARY 31, 1998 and 1997
                                   (Unaudited)


                                                   1998           1997
                                                 ---------     ---------
Cash Flows from Operating Activities
 Net Income                                      $ 198,709     $ 195,288
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                      20,902        12,425
 Provision for doubtful accounts
  and trade discounts                              (40,000)        3,868
 Changes in operating assets and liabilities
   (Increase) in accounts receivable              (495,423)     (716,288)
   (Increase) in inventories                      (164,931)     (102,498)
   (Increase) decrease in prepaid
    expenses and other current assets              101,508       (56,198)
   (Increase) decrease in security deposits
     and other assets                              (24,600)       80,213
   Increase in accounts payable                     35,165       411,459
   (Decrease) in taxes payable and
     other current liabilities                    (206,784)     (171,989)
   (Decrease) in long term liabilities              (4,671)         (169)
                                                   -------       -------
Net Cash (used in) Operating Activities           (580,125)     (343,889)
                                                   -------       -------
Cash Flows From Investing Activities
  Purchase of property and equipment                     -       (26,494)
                                                   -------       -------
Net Cash used in Investing Activities                    -       (26,494)
                                                   -------       -------
Cash Flows from Financing Activities
  Net proceeds from
   short term borrowing                            393,125       406,239
  Net proceeds from sale of common stock                 -       300,979
  Proceeds from exercise of options                      -         5,376
                                                   -------       -------
Net Cash provided by Financing Activities          393,125       712,594
                                                   -------       -------

Net increase (decrease) in cash                   (187,000)      342,211
Cash, beginning of year                            473,694        83,807
                                                   -------       -------
Cash, end of period                              $ 286,694     $ 426,018
                                                   =======       =======





               See accompanying notes to financial statements
                               JLM COUTURE, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.

     The consolidated balance sheets as of January 31, 1998, the consolidated statements of income for the three month periods ended January 31, 1998 and 1997 and the consolidated statements of cash flows for the three month periods ended January 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 1998 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 1997 which was filed with the Securities and Exchange Commission.

Note 2. Composition of Inventory

                        Fiscal Quarter Ended   Fiscal Year Ended
                          January, 31, 1998     October 31, 1997
                         -------------------   ------------------

Raw materials                $1,051,110            $1,180,107
Work-in-process                 279,240               145,670
Finished Goods                  746,630               586,272
                              ---------             ---------
                             $2,076,980            $1,912,049
                              ---------             ---------


Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $1,700,000 with a financial institution. At January 31, 1998 and October 31, 1997, the Company had borrowed $1,185,832 and
$1,792,707, respectively, under the line of credit.

     On March 12, 1998, the Company refinanced the line of credit with another financial institution in the amount of $2,000,000.
Borrowings are collateralized by the Company's accounts receivable, chattel paper and general intangibles.




                             JLM COUTURE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)



Note 4.  Acquisition of Business


     On May 1, 1997, the Company acquired Alvina Valenta Couture Collection, Inc. for a combination of cash and shares of the Company's common stock. The cash portion of the purchase price totaled $25,000 and the stock portion of the purchase price totalled $172,900 and consisted of 36,400 shares of the Company's common stock valued at $4.75 per share (market price of the Company's common stock immediately preceding the acquisition date).

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


     The excess purchase price over net assets acquired (goodwill) of approximately $282,000 includes $30,000 of transaction costs and has been reflected in the accompanying consolidated balance sheets as of October 31, 1997 and January 31, 1998. The results of the acquired business have been reflected in the accompanying consolidated statement of operations for the quarter ended January 31, 1998.

                             JLM COUTURE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


Note 5.  Long-Term Debt


     Long-term debt, which was assumed in connection with the acquisition of Alvina Valenta Couture Collection, Inc. (See Note
4), consists of the following at October 31, 1997 and January 31, 1998 --


                                          October 31  January 31
                                            1997           1998


Small Business Administration
note payable dated December 20,
1996, with interest payable at
8.25% per annum.  Monthly
principal payments of $952
through December 2003.                      $71,951      $71,816

Small Business Administration
note payable dated May 4, 1994,
with interest payable at 8.5%
per annum.  Monthly principal
payments of $667 through May
1999.                                       $12,000      $10,000
                                             ------       ------
                                             83,951       81,816

Current portion of long-term
debt                                        (19,428)     (19,428)
                                             ------       ------
Long-term debt                              $64,523      $62,388
                                             ======       ======

                             JLM COUTURE, INC.

Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Results of Operations

     Three months ended January 31, 1998 as compared to three months ended January 31, 1997.

     For the first three months of the Company's fiscal year ending October 31, 1998 ("Fiscal 1998"), revenues increased to $3,318,089 from $3,202,533, an increase of 3.6% over the same period a year ago. Net income was $198,709 or $.10 per share for this period as compared to net income of $195,288 or $.10 per share in the first three months of Fiscal 1997. Gross profit as a percentage of sales increased to 40.5% from 38.7% in the first three months of the prior year largely due to the product mix. Selling, general and administrative expenses as a percentage of net sales was 29.6% in the current period as compared to 26.8% in the prior period. The increase in the current period was due to increased marketing costs.

Liquidity and Capital Resources

     The Company's working capital increased to $3,119,665 at January 31, 1998 from $2,929,325 at October 31, 1997. The
Company's current ratio remained at 2.2 to 1 at January 31, 1998 from 2.2 to 1 at October 31, 1997.

     During the three months ended January 31, 1998, the Company used $580,125 from operating activities as compared to using $343,989 during the year earlier period. During last year's fiscal first quarter there was a significant use of funds to reduce accounts payable. The Company did not use any cash in investing activities during the three months ended January 31, 1998 as compared to $26,494 in the year earlier period. The Company generated $393,125 from financing activities during the three months ended January 31, 1998 as compared to $712,594 in the year earlier period. This was due to the sale of the Company's Common Stock during the prior period.

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


Dated:  March 19, 1998             JLM COUTURE, INC.,
                                   Registrant



                                   By: s/Joseph L. Murphy
                                   Joseph L. Murphy
                                   President (Authorized officer
                                   and Principal Financial Officer)
































WP51\HJELM\10Q.198