Form 10QSB
period 1998-04-30
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1998-06-19
CIK 806384

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                    OR

[  ]    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------ to -------.

Commission file number 0-19000
                       -------

                             JLM COUTURE, INC.
                   ------------------------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                13-3337553
     -------------------------------         ------------------
     (State or other jurisdiction of         (IRS Employer)
     incorporation or organization)          Identification No.)

              225 West 37th Street, New York, New York  10018
     -----------------------------------------------------
           (Address of principal executive offices)
                         (Zip Code)

                       (212) 921-7058
     -----------------------------------------------------
      (Registrant's telephone number, including area code)

     -----------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No
    ----         ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of June 16, 1998: 1,828,973 shares of common stock, par value $.0002 per share.

Transitional Small Business Disclosure Format (check one);
Yes            No  X
    ----         ----
                               Page 1 of 14
                 The Exhibit Index is located on page 14.

                             JLM COUTURE, INC.




                                   INDEX




Part I.  Financial Information:                              Page

     Item 1.  Financial Statements.

     Balance Sheets at April 30, 1998 and
       October 31, 1997                                       3-4

     Statements of Income for the three and six
       months ended April 30, 1998 and 1997                     5

     Statements of Cash Flows for the
       six months ended April 30, 1998 and 1997                 6

     Notes to Financial Statements                            7-9

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations.       10-11

Part II.  Other Information:

     Item 6. Exhibits and Reports on Form 8-K.                 12

Signature                                                      13



















                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            JLM COUTURE, INC.
                             BALANCE SHEETS

                                 (Unaudited)
                                    ASSETS

                                             April 30,      October 31,
                                               1998            1997
                                             -----------    -----------
Current assets:
Cash and cash equivalents                    $  466,703     $  473,694
 Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $280,000 at April 30, 1998
  and $355,000 at October 31, 1997            3,515,093      2,542,782
 Inventories                                  2,532,670      1,912,049
 Prepaid expenses and other current assets      333,158        364,991
                                              ---------      ---------
    Total current assets                      6,847,624      5,293,516

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $398,928 at April 30, 1998 and $364,465
 at October 31, 1997                            258,541        286,439
Goodwill                                        274,651        281,693
Other assets                                    388,198        361,653
                                             ----------     ----------
                                             $7,769,014     $6,223,301
                                             ==========     ==========












                See accompanying notes to financial statements.

                               JLM COUTURE, INC.
                                 BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                             April 30,      October 31,
                                               1998            1997
                                             -----------    -----------

Current liabilities
  Revolving line of credit                   $ 1,070,891   $   792,707
  Accounts payable                             1,755,851       956,849
  Current portion of long-term debt               14,282        19,428
  Income taxes payable                           380,279       430,485
  Accrued expenses and
   other current liabilities                     215,113       164,722
                                               ---------     ---------
    Total current liabilities                  3,436,416     2,364,191
                                               ---------     ---------
Long-term debt                                    56,533        64,523
Other liabilities                                 56,509        61,581

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                             -             -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued and outstanding 1,828,973
  at April 30, 1998 and 1,828,973
  at October 31, 1997                                365           365
  Additional paid-in capital                   2,678,774     2,678,774
  Accumulated earnings                         1,607,482     1,120,932
                                               ---------     ---------
                                               4,286,621     3,800,071
  Less:  Note receivable and accrued
   interest                                      (62,075)      (62,075)
         1,667 shares held in treasury            (4,990)       (4,990)
                                               ---------     ---------

      Total shareholders' equity               4,219,556     3,733,006
                                               ---------     ---------
                                              $7,769,014    $6,223,301
                                               =========     =========


                 See accompanying notes to financial statements.

                               JLM COUTURE, INC.
                             STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                                 (Unaudited)


                     Three Months Ended April 30, Six Months Ended April 30,
                            1998        1997         1998       1997
                         ---------   ----------   ---------- ----------
Net sales                $4,450,173   $3,962,619   $7,768,262 $7,165,152
Cost of goods sold        2,687,837    2,512,067    4,663,538  4,474,954
                          ---------    ---------    ---------  ---------
Gross profit              1,762,336    1,450,552    3,104,724  2,690,198

Selling, general and
 administrative ex-
 penses                   1,243,248    1,001,362    2,228,074  1,858,090
                          ---------    ---------    ---------  ---------
Income from continu-
 ing operations before
 provision for income
 taxes                      519,088      449,190      876,650    832,108
Provision for income
 taxes                      231,247      220,103      390,100    407,733
                          ---------    ---------    ---------  ---------

    Net income           $  287,841   $  229,087    $ 486,550  $ 424,375
                          =========    =========    =========  =========
Net income per com-
 mon and common equi-
 valent share

    Primary              $     0.15   $     0.12    $    0.25  $    0.22
                          =========    =========     ========   ========

    Fully diluted        $     0.15   $     0.12    $    0.25  $    0.22
                          =========    =========     ========   ========












                See accompanying notes to financial statements.

                              JLM COUTURE, INC.
                           STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                           APRIL 30, 1998 and 1997

                                                       1998      1997
                                                  -------------  ---------
Cash Flows from Operating Activities
 Net Income                                       $ 486,550     $ 424,375
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization                       41,505        28,505

 Provision for doubtful accounts
  and trade discounts                               (75,000)       78,868
 Deferred income taxes                                               -
 Changes in operating assets and liabilities
   Increase in accounts receivable                 (897,311)     (712,344)
   (Increase) in inventories                       (620,621)      (30,382)
    Increase in prepaid expenses and
     other current assets                            31,833       (39,633)
   Increase in security deposits
     and other assets                               (26,545)       (2,789)
   (Decrease) increase in accounts payable          799,002       314,839
   (Decrease) incurrent portion of long-term debt    (5,146)         _
   Increase (decrease) in payroll taxes payable
     and other current liabilities                      185       (39,633)
   Increase (decrease) in long term liabilities      (5,072)        1,831
                                                    -------       -------
Net Cash provided by (used in)
 Operating Activities                              (270,620)       23,282
                                                    -------       -------
Cash Flows From Investing Activities
 Purchase of property and equipment                  (6,565)      (43,576)
                                                    -------       -------
Net Cash used in Investing Activities                (6,565)      (43,576)
                                                    -------       -------
Cash Flows from Financing Activities
  Net (reduction) proceeds from
   short term borrowing                             278,184       (29,306)
  Reduction of long-term debt                        (7,990)      300,979
  Proceeds from sale of common stock                   _
  Proceeds from exercise of options                    _           28,212
                                                    -------       -------
Net Cash provided by Financing Activities           270,194       299,885
                                                    -------       -------
Net (decrease) increase in cash                      (6,991)      279,591
Cash, beginning of year                             473,694        83,807
                                                    -------       -------
Cash, end of period                               $ 466,703     $ 363,398
                                                    -------       =======


                See accompanying notes to financial statements.
                            JLM COUTURE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.    General

     The consolidated Balance Sheet as of April 30, 1998, the consolidated Statements of Income for the six month periods ended April 30, 1998 and 1997 and the consolidated Statements of Cash Flows for the six month periods ended April 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 1998 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                          April 30, 1998       October 31, 1997
                         -------------------   ------------------
Raw materials                 $1,248,668        $1,180,107
Work-in-process                  463,108           145,670
Finished Goods                   820,894           586,272
                              ----------        ----------
                              $2,532,670        $1,912,045
                              ----------        ----------


Note 3. Revolving Line of Credit

     On March 17, 1998, the Company negotiated a line of credit with a financial institution in the maximum amount of $2,000,000. Borrowings are collateralized by the Company's accounts receivable, chattel paper and general intangibles. At April 30, 1998, the Company had borrowed $1,070,891 under this line of credit.







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


     The excess purchase price over net assets acquired (goodwill) of approximately $282,000 includes $30,000 of transaction costs and has been reflected in the accompanying consolidated balance sheets as of October 31, 1997 and April 30, 1998. The results of the acquired business have been reflected in the accompanying consolidated statement of operations for the quarter and six months ended April 30, 1998.

                             JLM COUTURE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


Note 5.  Long-Term Debt


     Long-term debt, which was assumed in connection with the acquisition of Alvina Valenta Couture Collection, Inc. (See Note
4), consists of the following at October 31, 1997 and April 30, 1998 --


                                          October 31     April 30
                                             1997          1998


Small Business Administration
note payable dated December 20,
1996, with interest payable at
8.25% per annum.  Monthly
principal payments of $952
through December 2003.                      $71,951      $62,815

Small Business Administration
note payable dated May 4, 1994,
with interest payable at 8.5%
per annum.  Monthly principal
payments of $667 through May
1999.                                       $12,000      $ 8,000
                                             ------       ------
                                             83,951       70,815

Current portion of long-term
debt                                        (19,428)     (14,282)
                                             ------       ------
Long-term debt                              $64,523      $56,533
                                             ======       ======

Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.


Results of Operations

Three months ended April 30, 1998 as compared to three months ended April 30, 1997 and six months ended April 30, 1998 as compared to six months ended April 30, 1997.

     For the first six months of the Company's fiscal year ending October 31, 1998 ("Fiscal 1998"), revenues increased to $7,768,262 from $7,165,152, an increase of 8.4% over the same period a year ago. Net income was $486,550, or $0.25 per share, for this period, an increase of 15% over net income of $424,375, or $.22 per share, in the first six months of Fiscal 1997. The increase in net income in the current period is largely due to increased sales. Gross profit as a percentage of sales increased to 40% from 37.5% in the first six months of the prior year largely due to volume efficiencies. Selling, general and administrative expenses as a percentage of net sales increased to 28.7% from 25.9% in the prior year due to increased marketing costs.

     For the quarter ended April 30, 1998, revenues increased to $4,450,173 from $3,962,619, an increase of 12.3% over the comparable period a year ago. Net income increased to $287,841, or $0.15 per share, for the quarter ended April 30, 1998, an increase of 25% over net income of $229,987, or $0.12 per share, for the period ended April 30, 1997. The increase in net income in the current period is largely due to increased sales. Gross profits as a percentage of sales increased to 39.6% in the quarter ended April 30, 1998 from 36.6%. Selling, general and administrative expenses as a percentage of sales increased to 27.9% in the current quarter from 25.3% in the comparable period a year ago, due largely to increased marketing costs.


Liquidity and Capital Resources

     The Company's working capital increased to $3,411,208 at April 30, 1998 from $2,929,325 at October 31, 1997. The Company's current ratio decreased slightly to 2.0 at April 30, 1998 from 2.2 to 1 at October 31, 1997.

     During the six months ended April 30, 1998, the Company used $270,620 of cash from operating activities, as compared to generating $23,282 of cash during the earlier period. Inventories increased approximately $590,000, accounts payable increased $485,000 and the provision for doubtful accounts and trade discounts was reduced $75,000 during the current period (as compared to an increase during the prior year of $78,868). These




Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.


events occurred because of higher volume. The Company used $6,585 to purchase equipment during the six months ended April 30, 1998 as compared to $43,576 in the year earlier period. The Company generated $270,194 from financing activities during the six months ended April 30, 1998 as compared to $299,885 in the year earlier period.

     During the first quarter of Fiscal 1997, the Company through a private placement offering consisting of an aggregate of 75,000 shares of Common Stock and 22,500 warrants to purchase additional shares of Common Stock at prices ranging from $4.37 to $6.62 were issued for net proceeds of $300,979 (after private placement offering expenses). These funds along with the Company's line of credit are expected to be sufficient for the Company to meet its cash flow requirements.

     The Company is exploring its options with respect to software in order to be in compliance with year 2000. The Company does not expect the costs associated with this to be material.


     Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products or forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender.

                       PART II.   OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     3.1 Certificate of Incorporation of the Company as amended dated December 30, 1994, incorporated by reference to
          Exhibit 3.1 of the Company's annual Report on Form 10-KSB filed for its fiscal year ended October 31, 1995 ("1995 10-K").

     3.2  The Company's By-Laws are incorporated by reference to
          Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18 ("Form S-18").

     10.1 Letter of credit approval from Israel Discount Bank of New York to JLM Couture, Inc. dated February 4, 1998.

     27   Financial Data Schedule.


(b)  Reports on Form 8-K.

     None.

                                 SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   JLM COUTURE, INC.,
                                   Registrant




                                   s/ Joseph L. Murphy
Dated:  June 19, 1998         By:  --------------------------------
                                   Joseph L. Murphy
                                   President (Authorized officer
                                   and Principal Financial Officer)


























WP51\HJELM\10Q.98

                               EXHIBIT INDEX



                                                            PAGE


10.1      Letter of Credit Approval from
          Israel Discount Bank of New York to
          JLM Couture, Inc. dated February 4, 1998.          A-1