Form 10QSB
period 1998-07-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1998-09-18
CIK 806384

UNITES STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                    OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission file number 0-19000


                           JLM COUTURE, INC.
     (Exact name of small business issuer as specified in its charter)

 Delaware                                   13-3337553
 (State or other jurisdiction of            (IRS Employer)
 incorporation or organization)             Identification No.)

              225 West 37th Street, New York, New York 10018

                              (212) 921-7058
      Registrant's telephone number, (including area code)


          (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 25, 1998, there were 1,871,681 shares of common stock, par value $.0002 per share.

         Traditional small business disclosure format (check one)

Yes   X        No

                               Page 1 of 14.
                 The Exhibit Index is located on page 14.
                                   INDEX





                                                             Page
Part I.  Financial Information:

     Item 1.  Consolidated Financial Statements.

     Consolidated Balance Sheets at July 31, 1998 and
       October 31, 1997                                      3-4

     Consolidated Statements of Income for the three
       and nine months ended July 31, 1998 and 1997            5

     Consolidated Statements of Cash Flows for the
       nine months ended July 31, 1998 and 1997                6

     Notes to Consolidated Financial Statements              7-8

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operation.        9-11

Part II.  Other Information:

     Item 2. Changes in Securities and Use of Proceeds.       12

     Item 6. Exhibits and Reports on Form 8-K.                12

     Signature                                                13

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             JLM COUTURE, INC.
                              BALANCE SHEETS

                                  (Unaudited)
                                     ASSETS

                                               July 31,     October 31,
                                                 1998          1997
                                             -----------    -----------
Current assets:
Cash and cash equivalents                     $  253,949    $  473,694
Accounts receivable, net of allowance
  for doubtful accounts and trade dis-
  counts - $280,000 at July 31, 1998 and
  $355,000 at October 31, 1997                 3,431,256     2,542,782
 Inventories                                   2,563,210     1,912,049
 Prepaid expenses and other current assets       618,935       364,991
                                               ---------     ---------
    Total current assets                       6,867,350     5,293,516

Property and equipment - at cost net of ac-
 cumulated depreciation and amortization
 of $416,259 at July 31, 1998 and $364,465
 at October 31, 1997                             251,923       286,439
Goodwill                                         271,130       281,693
Other assets                                     334,116       361,653
                                               ---------     ---------
                                              $7,724,519    $6,223,301
                                               =========     =========










                See accompanying notes to financial statements.









                                JLM COUTURE, INC.
                            BALANCE SHEETS (continued)
                                   (Unaudited)
                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                             July 31,       October 31,
                                               1998            1997
                                           -----------      -----------
Current liabilities
  Revolving line of credit                 $1,033,914        $  792,707
  Current portion of long-term debt             6,000            19,428
  Accounts payable                          1,550,537           956,849
  Income taxes payable                        437,307           430,485
  Accrued expenses and other
    current liabilities                       116,218           164,722
                                            ---------         ---------
    Total current liabilities               3,143,976         2,364,191
                                            ---------         ---------
Long-term debt                                  -                64,523
Other liabilities                              53,973            61,581
                                            ---------         ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
   authorized 1,000,000 shares;
   issued and outstanding- none                 -                  -

  Common stock - $.0002 par value,
   authorized 10,000,000 shares;
   issued and outstanding 1,828,973 at
   July 31, 1998 and 1,828,973 at
   October 31, 1997                               365               365
  Additional paid-in capital                2,678,774         2,678,774
  Accumulated earnings                      1,914,496         1,120,932
                                            ---------         ---------
                                            4,593,635         3,800,071
  Less:   Note receivable and accrued
          interest                            (62,075)           (62,075)
          5,000 shares held in treasury       ( 4,990)           ( 4,990)
                                            ---------         ---------

      Total shareholders' equity            4,526,570         3,773,006
                                            ---------         ---------
                                           $7,724,519        $6,223,301
                                            =========         =========





                 See accompanying notes to financial statements.


                              JLM COUTURE, INC.
                             STATEMENT OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998 AND 1997
                                  (Unaudited)

                         THREE MONTHS ENDED            NINE MONTHS ENDED
                              JULY 31,                      JULY 31,
                         1998           1997           1998         1997
                       --------       --------       --------     --------

Net sales              $4,810,067    $4,280,275    $12,578,329   $11,445,427
Cost of goods sold      3,026,990     2,575,531     7,690,528      7,050,485
                        ---------     ---------    ----------     ----------
Gross profit            1,783,077     1,704,744     4,887,801      4,394,942

Selling, general and
 administrative ex-
 penses                 1,223,913     1,170,576     3,451,987      3,028,666
                        ---------     ---------    ----------     ----------
Income from continu-
 ing operations before
 provision for income
 taxes                    559,164       534,168     1,435,814      1,366,276

Provision for income
 taxes                    252,150       261,742      642,250         669,475
                      ---------       ---------     ----------  -----------
Net income             $  307,014     $ 272,426    $  793,564    $   696,801
                      =========       =========      ==========  ===========

Net income per common
 and common equivalent
 share

Primary                $     0.16     $    0.14    $      .40    $      0.36
                        =========    ==========     =========    =========

Fully diluted          $     0.16    $    0.14      $     .40    $      0.36
                        =========    ==========     =========    =========








                See accompanying notes to financial statements.

                               JLM COUTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                            JULY 31,
                                                       1998      1997
                                                  -------------  ---------
Cash Flows from Operating Activities
 Net income                                       $ 793,564    $  696,801
   Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                    62,357        45,410
    Provision for doubtful accounts and trade
     discounts                                      (75,000)       43,868
   Changes in operating assets and liabilities
     (Increase) in accounts receivable             (813,474)     (940,206)
     (Increase) in inventories                     (651,161)     (130,848)
     (Increase) in prepaid expenses
       and other current assets                    (253,944)      (83,484)
     Decrease (Increase) in other assets             27,537       (22,317)
     Increase in accounts payable                   593,688       399,220
     Increase (decrease) in income taxes
       payable and other current liabilities        (41,682)       12,967
     Increase (decrease) in long term
       liabilities                                  ( 7,608)        3,899
                                                    -------       -------
 Net Cash (used in) provided by Operating
   Activities                                      (365,723)       25,310
                                                    -------       -------
Cash Flows From Investing Activities
  Purchase of property and equipment                (17,278)      (58,039)
  Investment in Subsidiary                             -          (25,000)
                                                    ------         ------
Net Cash used in Investing Activities              (17,278)       (83,039)
                                                    ------         ------
Cash Flows from Financing Activities
  Net increase (reductions) from short term
    borrowing                                      241,207       (143,448)
  Reduction of long-term debt                      (77,951)           -
  Proceeds from sale of common stock                   -          300,979
  Proceeds from exercise of options                    -           82,968
                                                   -------        -------
Net Cash provided by Financing Activities          163,256        240,499
                                                   -------        -------
Net increase (decrease) in cash                   (219,475)       182,770
Cash, beginning of year                            473,694         83,807
                                                   -------        -------
Cash, end of period                              $ 253,949      $ 266,577
                                                   =======        =======


                See accompanying notes to financial statements.

                            JLM COUTURE, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.    General

     The consolidated Balance Sheet as of July 31, 1998, the consolidated Statements of Income for the nine month periods ended July 31, 1998 and 1997 and the consolidated Statements of Cash Flows for the nine month periods ended July 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 1998 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                          April 30, 1998       October 31, 1997
                         -------------------   ------------------
Raw materials                 $1,549,191        $1,180,107
Work-in-process                  320,367           145,670
Finished Goods                   693,652           586,272
                              ----------        ----------
                              $2,563,210        $1,912,049
                              ----------        ----------


Note 3. Revolving Line of Credit

     On March 17, 1998, the Company negotiated a line of credit with a financial institution in the maximum amount of $2,000,000. Borrowings are collateralized by the Company's accounts receivable, chattel paper and general intangibles. At July 31, 1998, the Company had borrowed $1,033,914 under this line of credit.





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


     The excess purchase price over net assets acquired (goodwill) of approximately $282,000 includes $30,000 of transaction costs and has been reflected in the accompanying consolidated balance sheets as of October 31, 1997 and July 31, 1998. The results of the acquired business have been reflected in the accompanying consolidated statement of operations for the quarters ended July 31, 1997 and July 31, 1998 and nine months ended July 31, 1998.

                             JLM COUTURE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


Note 5.  Long-Term Debt


     Long-term debt, which was assumed in connection with the acquisition of Alvina Valenta Couture Collection, Inc. (See Note
4), consists of the following at October 31, 1997 and July 31, 1998.


                                          October 31     July 31
                                             1997          1998


Small Business Administration
note payable dated December 20,
1996, with interest payable at
8.25% per annum.  Monthly
principal payments of $952
through December 2003.                      $71,951          0

Small Business Administration
note payable dated May 4, 1994,
with interest payable at 8.5%
per annum.  Monthly principal
payments of $667 through May
1999.                                       $12,000      $ 6,000
                                             ------        -----
                                             83,951        6,000

Current portion of long-term
debt                                        (19,428)      (6,000)
                                             ------        -----
Long-term debt                              $64,523          0
                                             ======        =====














                             JLM COUTURE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

     Three months ended July 31, 1998 as compared to three months ended July 31, 1997 and nine months ended July 31, 1998 as compared to nine months ended July 31, 1997.

     For the first nine months of the Company's fiscal year ending October 31, 1998 ("Fiscal 1998"), revenues increased to $12,578,329 from $11,445,427, an increase of 9.9% over the same period a year ago. Net income was $793,564 or $.40 per share for this period as compared to net income of $696,801 or $.36 per share in the first nine months of Fiscal 1997. Gross profit as a percentage of sales increased to 38.9% from 38.4% in the first nine months of the prior year. Selling, general and administrative expenses ("SGA Expenses") as a percentage of net sales increased to 27.4% in the current period as compared to 26.5% in the prior period due to increased marketing costs.

     For the quarter ended July 31, 1998, revenues increased to $4,810,067 from $4,280,275, an increase of 12.4% over the comparable period a year ago. Net income increased to $307,014 for the quarter ended July 31, 1998 as compared to $272,426 for the period ended July 31, 1997. Gross profits as a percentage of sales decreased to 37.1% in the quarter ended July 31, 1998 from 39.8% in the year ago. SGA Expenses as a percentage of sales decreased to 25.4% in the current quarter from 27.3% in the comparable period a year ago as last year the Company incurred increased costs relating to the acquisition of the new subsidiary.

Liquidity and Capital Resources

     The Company's working capital increased to $3,723,374 at July 31, 1998 from $2,929,325 at October 31, 1997. The Company's current ratio remained at 2.2 to 1 at July 31, 1998 from 2.2 to 1 at October 31, 1997.

     During the nine months ended July 31, 1998 the Company used cash from operating activities of $365,723 as compared to generating $25,310 during the year earlier period. The additional use in cash was used primarily to increase inventories as the Company expands its product lines. The Company used cash in investing activities during the nine months ended July 31, 1998 of $17,278 as compared to $83,039 in the year earlier period. The Company generated cash in financing activities during the nine months ended July 31, 1998 of $163,256 as compared to using
$240,499 in the year earlier period. Last year this was due to sales of Common Stock and proceeds from the exercise of options which was partially offset by a reduction in debt. This year the increase in borrowing was used to finance the additional operational expenditures required and to purchase treasury securities.


                             JLM COUTURE, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (Cont.)


     Funds generated from working capital and the Company's line of credits are presently anticipated to be sufficient for the Company to meet its cash flow requirements.

     The Company's software is Year 2000 compliant and no additional expense is presently anticipated.

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
























                       PART II.   OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

     (c)  Recent Sales of Unregistered Securities

     On May 19, 1998 the Company issued a five year non-incentive stock option to purchase 200,000 shares of Common Stock to Joseph
L. Murphy the President, Chief Executive Officer and a Director of the Company. The option is exercisable at a price equal to $2.56 per share of Common Stock, and is exercisable at a rate of 50,000 shares of Common Stock immediately and 50,000 shares of Common Stock on each of the next three yearly anniversary dates thereof.

     On June 16, 1998, the Company issued non-incentive stock options to purchase an aggregate of 20,000 shares of Common Stock to a consultant to the Company and Daniel Sullivan, a Director of the Company. Each such option has a four-year term and is exercisable at a price equal to $2.75 per share of Common Stock, that being the fair market value on the date of grant. Such options are exercisable as to 33.3% immediately and 33.3% on each of the next two yearly anniversary dates thereof.

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

     3.2  The Company's By-Laws are incorporated by reference to
          Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18 ("Form S-18").

     10.1 Amendment No. 2 dated May 19, 1998 to Employment
          Agreement dated February 1, 1995 between the Company and Mr. Joseph L. Murphy.

     27   Financial Data Schedule.


(b)  Reports on Form 8-K.

     None.




                                   SIGNATURE



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        JLM COUTURE, INC.
                                        Registrant



                                    By: s/Joseph L. Murphy
                                        Joseph L. Murphy, President
                                        (Duly authorized officer)

Dated:  September 18, 1998






























N:\RSKLAW\HJELM\10-QSB.98
                               EXHIBIT INDEX


                                                            Page

10.1 Amendment No. 2 dated May 19, 1998 to
     Employment Agreement dated February 1, 1995
     between the Company and Mr. Joseph L. Murphy.           A-1