Form 10-K
period 1998-10-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1999-02-16
CIK 806384

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-KSB

[X]               Annual Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended October 31, 1998

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

     The issuer's revenues for its most recent fiscal year were $15,704,889.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on February 8, 1999 was approximately $2,879,436.

     As of January 25, 1999, the registrant had outstanding 1,871,681 shares of Common Stock, par value $.0002 per share.

     The Proxy Statement of the registrant to be filed on or before February 28, 1999 is incorporated herein by reference.

     Transitional Small Business Disclosure Format:  Yes      No  X

                                  PART I

Item 1.  Description of Business.

     (a)  Background. JLM Couture, Inc. and subsidiary (the
"Company"), a Delaware corporation whose name was changed from Jim Hjelm's Private Collection, Ltd. in July 1997, was organized in
April 1986 to design, manufacture and market high quality bridal wear and related accessories, including bridesmaid gowns.

     In May 1997, the Company acquired Alvina Valenta Couture
Collection, Inc. ("Alvina"), a New York corporation. Alvina designs, manufactures and markets couture-quality bridal wear.

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

     The Company added the Alvina Valenta line through its acquisition of Alvina during its fiscal year ended October 31, 1997. The Company also produces a line of less expensive bridal gowns called "Visions," which is styled similar to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $350 to $550 and the retail prices range from $700 to $1,100.

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

     The Company has identified bridal boutiques or bridal departments in women's clothing stores to market its products. Since the Company's acquisition of Alvina, distribution of the Alvina line has increased from 25 stores to over 55 stores. During fiscal 1998 and 1997, no customer accounted for more than ten percent of the Company's sales.

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

     Mr. Lazaro Perez is another of the Company's bridal gown designers. Lazaro (the name under which Mr. Perez designs) had previously designed for Riccio, and studied at Chicago's Ray College of Design, where he won an award for "Best New Bridal Designer." Lazaro's designs have enabled the Company to diversify and add depth to its product lines. For both 1997 and 1998, he was awarded the 1997 Distinctive Excellence in the Bridal Industry Award in the category of Style Innovator for Bridal Gowns. This award recognized Lazaro as a leading designer of contemporary-classic bridal styling, which represents one of the fastest growing sectors of the bridal industry. Lazaro's dresses are marketed by the Company under the name "Lazaro."

     Victoria McMillan is the designer for the Company's Alvina
Valenta line of upscale wedding gowns. Ms. McMillan has been the designer for Alvina since 1989.

     The Company's designers are frequently featured in articles and advertisements published in Bride's and Your New Home and Modern Bride magazines. Major fashion department stores and bridal boutiques have featured all three designers and their work in advertisements, in store customer showings, and in retail area displays.

     The Company also markets its products through its five internet sites and generates customer demand through distribution of its bridal and bridesmaids catalogs.

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

     The bridal wear industry is highly competitive. In marketing its bridalwear and bridesmaid gowns, the Company competes directly with the House of Bianchi, Priscilla of Boston, Amsale, Richard Glasgow, the Diamond Collection, Watters & Watters, Bari Jay, and others who currently market high fashion traditional bridal wear. Competition with these firms is intense. Although the Company's sales represent a small percentage of the bridal gown market (less than one percent), the Company competes on the basis of prestige, design, quality, service and price.

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

     In an effort to establish a presence in Europe, the Company hired a sales representative located in England to market its Occasions Bridesmaids and Lazaro and Visions bridal gowns to the European community.

     The Company employs approximately 60 full-time employees.

ITEM 2.  Description of Property.

     The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center." which primarily contains garment manufacturers and office space. The premises are occupied pursuant to a lease with an unaffiliated party, which expires in January 2003. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also maintains showroom space at 501 Seventh Avenue, New York, New York, pursuant to a lease with an unaffiliated party, which expires in 2002. This space is primarily utilized to display the Company's products to buyers.
The Company maintains a permanent showroom in the Chicago bridal mart building pursuant to a lease that runs through March 31, 2001, with an unaffiliated party.

ITEM 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Shareholder's (the "Meeting") was held on October 30, 1998. At the Meeting, the Company's Shareholders voted on a proposal to amend the Company's 1996 Stock Option Plan (the "1996 Plan") to increase the number of shares of Common Stock of the Company for which options are authorized to be granted under the 1996 Plan from 100,000 to 250,000 shares, par value $.0002 per share (the "Amendment"). The following table sets forth the results of the vote:


Proposal                 For            Against        Abstain


Approval of Amendment    1,050,033      208,426        3,900

                                  PART II


ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     (a) The Common Stock is traded in the Over-the-Counter market and is quoted on the NASDAQ System.

     The following table sets forth, for the Company's last two fiscal years, high and low bid quotations for its Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Quarter Ended            High Bid  Low Bid

Fiscal 1998

January 31, 1998         $6.625     $3.75
April 30, 1998            4.3125     3.375
July 31, 1998             4.15625    2.375
October 31, 1998          3.00       2.125


Fiscal 1997

January 31, 1997         $5.875     $4.125
April 30, 1997            6.00       4.375
July 31, 1997             6.25       4.25
October 31, 1997          6.125      4.625

     On January 25, 1999, the closing bid and ask prices in the Over-the-Counter market for the Common Stock as reported by NASDAQ were $3.00 and $3.25, respectively.

     (b) At January 25, 1998, there were approximately 158 holders of record of the Company's Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" names.

     (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this Form 10-KSB. In addition to the historical information contained herein, the discussion in this Form 10-KSB contains certain forward looking statements that involves risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from management's current expectations.

Results of Operations - Fiscal year ended October 31, 1998 ("Fiscal 1998") as Compared to Fiscal 1997.

     For fiscal 1998, revenues were $15,704,889 as compared to $14,028,791 in fiscal 1997, an increase of $1,676,098 or 11.9%.
The increase is attributable to a full year of revenues in fiscal 1998 from Alvina which was acquired during fiscal 1997. In fiscal 1997, sales totaled approximately $470,000 for the six months that JLM owned Alvina. For fiscal 1998, Alvina contributed approximately $1,200,000 to sales. The fiscal 1997 results of operations of Alvina prior to its acquisition were not material to the Company's consolidated results of operations. Increases in sales volume for the Lazaro line and the Occasions line accounted for the balance of the increase.

     The Company's gross profit margin decreased in fiscal 1998 to 39.7% from 43.2% in fiscal 1997. The Company attributes the decline in its gross profit margin to increased salary costs that were not passed on to customers.

     Selling, general and administrative ("SG&A") expenses increased to 33.2% of net sales in fiscal 1998 as compared to 31.4% of sales in fiscal 1997. This was primarily due to an aggressive marketing strategy that the Company employed during fiscal 1998, which resulted in increased marketing and advertising costs, as well as increased salary costs.

     The Company generated net income of $547,108, or $0.30 per share ($0.28 on a diluted basis), for fiscal 1998 as compared to net income of $789,923, or $0.45 per share ($0.41 on a diluted basis) for fiscal 1997. The decrease in net income for fiscal 1998 was due primarily to the increased salary and marketing costs discussed above and costs incurred related to the opening of the Company's European sales office.

Liquidity and Capital Resources

     The Company's working capital increased to $3,192,265 at October 31, 1998 from $2,929,325 at October 31, 1997, an increase of $262,940. The Company's current ratio was 2.2 to 1 at both
October 31, 1998 and October 31, 1997.

     During fiscal 1998, net cash used in the Company's operating activities was $280,193 as compared to cash provided by operating activities of $392,404 in fiscal 1997. Cash flow from operations decreased in fiscal 1998 primarily due to the reduction in the amount of net income ($242,815), an increase in prepaid expenses and other current assets ($265,780) and a decrease in income taxes payable ($516,914) offset by an increase in accrued expenses and other current liabilities ($467,986).

     Cash used in investing activities in fiscal 1998 was
$57,315 as compared to $304,763 in fiscal 1997.   In fiscal 1997,
the Company acquired Alvina and used $193,800 to acquire the business.

     Cash used in financing activities in fiscal 1998 was $28,473 as compared to cash provided by financing activities of $302,246 in fiscal 1997. In fiscal 1997, the Company issued common stock in connection with the acquisition of Alvina Valenta Couture Collection, Inc. which generated cash of $172,900. The Company also generated $330,979 from the sale of Common Stock during fiscal 1997.

     In March 1998, the Company entered into a $2,000,000 loan agreement with Israel Discount Bank of New York (the "Credit Line"). The loan agreement calls for interest to be charged at the prime interest rate. The loan is secured by a first lien on all of the Company's accounts receivable, cash, securities, deposits and general intangibles.

     In November 1996, the Company, through a private placement, raised $300,979 in additional equity by the issuance of an aggregate of 75,000 shares of Common Stock and an aggregate of 22,500 warrants to purchase additional shares of Common Stock at prices ranging from $4.37 to $6.62.

     Funds generated from operations along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements.

Introduction Of The Euro

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. The Company's initial international expansion will be in the United Kingdom, which has not adopted the Euro. The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.

Year 2000 Compliance

     The Company is on schedule with a project that addresses the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999.
The Company has completed all programming changes required to make its computer system Y2K complaint. JLM's computer systems are able to recognize date sensitive information with dates after December 31, 1999. The total cost incurred to convert the system had a minimal impact on earnings. Many systems use only two digits rather than four to define the year and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruption in the operations of business and governmental entities resulting from miscalculations or system failures. This project is designed to ensure the compliance of all of the Company's applications, operating systems and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position.

     Failure to make all internal business systems Y2K compliant could result in an interruption in, or failure of, some of the Company's business activities or operations. Y2K disruption in the operations of key vendors could impact the Company's ability to obtain components necessary for the manufacture of products and fulfillment of contractual obligations. If one or more of these situations occur, the Company's results of operations, liquidity and financial conditions could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's result of operations, liquidity or financial condition. The Y2K project is expected to reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

Recent Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's fiscal year beginning November 1, 1998. The Company will make the necessary disclosures when required. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this standard will not have an effect on its financial position or results of operations.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement establishes standards for companies to report information about operating segments in financial statements based on the approach that management utilizes to organize the segments within the company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal year beginning November 1, 1998. Financial statement disclosures for prior periods are required to be restated. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this statement will not have an effect on its financial position or results of operations.

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








ITEM 7.  Financial Statements.


     The financial statements listed below are included on pages-F-1 through F-23 following the signature page.


   Title of Document                                    Page


Report of Independent Public Accountants                               F-1

Balance Sheets as of October 31, 1998                 F-2 - F-3
   and 1997

Consolidated Statements of Operations for the
   Years Ended October 31, 1998 and 1997              F-4

Consolidated Statements of Shareholders' Equity
   for the Years Ended October 31, 1998 and 1997      F-5

Consolidated Statements of Cash Flows for the
   Years Ended October 31, 1998 and 1997              F-6 - F-7

Notes to Consolidated Financial Statements            F-8 - F-23


ITEM 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                                 PART III


     The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 1999.

                                  PART IV


ITEM 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.


3.1 The Company's Certificate of Incorporation, as amended, dated December 30, 1994, incorporated by reference to
          Exhibit 3.1 of the Company's Annual Report on Form 10-KSB filed for its fiscal year ended October 31, 1995 (the "1995 10-K").

3.2       The Company's By-Laws are incorporated by reference to
          Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18 ("Form S-18").

10.1      Form of Stock Option Plan is incorporated by reference to
          Exhibit 10.02 to the Form S-18.

10.2      Amendment No. 1 dated November 1, 1998 to Employment
          Agreement dated January 1, 1996 between the Company and
          Mr. Lazaro Perez.

10.3      Security Agreement between Israel Discount Bank of New
          York and JLM Couture, Inc. dated March 1998.

10.4      Amendment No. 2 dated May 19, 1998 to Employment
          Agreement dated February 1, 1995 between the Company and Mr. Joseph L. Murphy.

23.1      Consent of Arthur Andersen LLP dated February 11, 1999.

27        Financial Data Schedule


     (b)  Reports on Form 8-K.

     During the last quarter of Fiscal 1998, the Company filed no reports on Form 8-K.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JLM COUTURE, INC.




Dated: February 16, 1999              By:/s/ Joseph L. Murphy
                                         Joseph L. Murphy,
                                         President



     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Name                     Capacity                    Date


/s/ Daniel M. Sullivan   Chairman of the Board       February 16, 1999
Daniel M. Sullivan       of Directors



/s/ Joseph L. Murphy     President and Director      February 16, 1999
Joseph L. Murphy         (principal executive and
                         financial officer)


/s/ Joseph E. O'Grady    Director                    February 16, 1999
Joseph E. O'Grady









N:\RSKLAW\HJELM\10KSB-98.O31

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To JLM Couture, Inc.


     We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation) and subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and subsidiary as of October 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                     ARTHUR ANDERSEN LLP

New York, New York
February 5, 1999











                      JLM COUTURE, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets as of
                         October 31, 1998 and 1997




                                          1998          1997



Current Assets:
 Cash                                  $  107,713    $  473,694
 Accounts receivable, net of
  allowance for doubtful
  accounts, trade discounts
  and sales returns of $315,000
  at October 31, 1998 and $355,000
  at October 31, 1997                   2,516,511     2,542,782
 Inventories                            2,464,944     1,912,049
 Prepaid expenses and other
  current assets                          706,240       364,991

   Total current assets                 5,795,408     5,293,516

Equipment and leasehold
 improvements, net                        275,555       286,439

Goodwill, net                             267,608       281,693

Samples, net of accumulated
 amortization of $63,746 at
 October 31, 1998 and
 $64,712 at October 31, 1997              357,596       233,102

Other assets                              215,116       128,551

                                       $6,911,283    $6,223,301










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                      JLM COUTURE, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets as of
                         October 31, 1998 and 1997
                                (continued)

                                         1998           1997

Current Liabilities:
 Revolving line of credit             $  900,000     $  792,707
 Current portion of long-term debt             -         19,428
 Accounts payable                      1,397,639        956,849
 Accrued expenses and
  other current liabilities              230,068        164,722
 Income taxes payable                     75,436        430,485

   Total current liabilities           2,603,143      2,364,191

Long-term Debt                                 0         64,523

Other Liabilities                         47,639         61,581

Commitments and Contingencies
 (Note 12)

Shareholders' Equity:
 Preferred stock, $.0001 par
  value:  Authorized 1,000,000
  shares; Issued and outstanding
  - none
 Common stock, $.0002 par                      -              -
  value:  Authorized 10,000,000
  shares; Issued 1,873,348 at
  October 31, 1998 and 1,828,973
  at October 31, 1997;
  Outstanding 1,853,181 at
  October 31, 1998 and 1,827,306 at
  October 31, 1997                           374            365
 Additional paid-in capital            2,769,657      2,678,774
 Retained earnings                     1,668,040      1,120,932

                                       4,438,071      3,800,071
 Less: Note receivable and
        accrued interest                 (69,015)       (62,075)
       Treasury stock, at cost:
        34,443 shares at October 31,
        1998 and 1,667 shares at
        October 31, 1997                (108,555)        (4,990)

   Total shareholders' equity          4,260,501      3,733,006

                                      $6,911,283     $6,223,301


     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                      JLM COUTURE, INC. AND SUBSIDIARY
             Consolidated Statements of Operations
         For the Years Ended October 31, 1998 and 1997


                                      1998             1997


Net sales                         $15,704,889      $14,028,791
Cost of goods sold                  9,476,902        7,971,512


Gross profit                        6,227,987        6,057,279
Selling, general and
 administrative expenses            5,220,197        4,398,252


Operating income                    1,007,790        1,659,027

Interest expense, net of interest
 income of $12,856 and $12,373 for
 1998 and 1997, respectively          (93,739)       ( 136,979)

Income before provision for
 income taxes                         914,051        1,522,048
Provision for income taxes            366,943          732,125


Net income                        $   547,108      $   789,923

Net income per weighted
 average number of common and
 common equivalent share:

 Basic                                  $0.30            $0.45

 Diluted                                $0.28            $0.41

Weighted average number of
 common and common equivalent
 shares outstanding:

 Basic                              1,833,827        1,760,444

 Diluted                            1,956,093        1,940,002




The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                                JLM COUTURE, INC. AND SUBSIDIARY
                                    Statements of Shareholders' Equity
                              For the Years Ended October 31, 1998 and 1997

                                                                          Notes                           Total
                                               Additional                 Receivable                      Share-
                        Common Stock           Paid-in       Retained     and Accrued       Treasury      holders'
                        Shares      Amount     Capital       Earnings     Interest          Stock         Equity
Balance October 31,     1,637,823     $328     $2,071,572     $331,009       $(58,750)       $(4,990)      $2,339,169
 1996

Sale of Common Stock    95,000       19        330,960         -              -               -            330,979

Exercise of Common      59,750       11         79,796         -              -               -            79,807
 Stock Options

Issuance of Shares      36,400        7        172,893         -              -               -           172,900
 for Acquisition of
 Business

Accrued Interest on       -           -           -            -            (3,325)           -            (3,325)
 Notes Receivable

Tax Benefit From          -           -         23,553         -              -               -            23,553
 Exercise of Common
 Stock Options

Net Income                -           -           -         789,923           -               -           789,923

Balance October 31,    1,828,973      365      2,678,774    1,120,932        (62,075)         (4,990)     3,733,006
 1997

Purchase of Treasury          -           -           -            -              -           (103,565)      (103,565)
 Stock

Compensation Expense          -           -          7,109         -              -               -             7,109
 Related to the
 Issuance of Common
 Stock and Stock Options

Exercise of Common         44,375        9         55,547         -              -               -            55,556
 Stock Options

Accrued Interest on           -           -           -            -            (3,134)           -            (3,134)
 Notes Receivable

Note Receivable Due From      -           -           -            -            (3,806)           -            (3,806)
 Employees Issued
 Upon Exercise
 of Options

Tax Benefit From              -           -         28,227         -              -               -            28,227
 Exercise of Common
 Stock Options

Net Income                     -           -           -         547,108           -               -           547,108

Balance October 31,         1,873,348     $374     $2,769,657   $1,668,040      $ (69,015)      $(108,555)    $4,260,501
 1998


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                    JLM COUTURE, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                For the Years Ended October 31, 1998 and 1997




                                             1998         1997


Cash flows from operating activities:
Net income                                $ 547,108    $ 789,923
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization               82,283       57,416
 Provision for doubtful accounts            235,570      286,261
 Accrued interest income on note
  receivable                                 (3,134)      (3,325)
 Compensation expense on issuance
  of stock options and common stock           7,109            -
 Changes in assets and liabilities:
   (Increase) in accounts receivable       (209,299)    (182,155)
   (Increase) in inventories               (552,895)    (140,671)
   (Increase) in prepaid expenses
    and other current assets               (341,249)     (75,469)
   (Increase) in samples and
    other assets                           (211,057)    (166,958)
   Increase in accounts
    payable                                 440,789       50,286
   Increase (decrease) in accrued
    expenses and other current
    liabilities                              65,346     (402,640)
   (Decrease) increase in income taxes
    payable                                (326,822)     190,092
   (Decrease) in other long-term
    liabilities                             (13,942)     (10,356)
   Net cash (used in) provided by
    operating activities                   (280,193)     392,404

 Cash flows from investing activities:
   Purchase of property and equipment       (57,315)    (110,963)
   Purchase of business, net of cash
    acquired                                      -     (193,800)
   Net cash used in investing activ-
    ities                                 $ (57,315)   $(304,763)






                       JLM COUTURE, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                For the Years Ended October 31, 1998 and 1997
                                 (Continued)



                                                1998        1997


Cash flows from financing activities:
 Net borrowings (reductions) of revolving
  line of credit                            $ 107,293  $ (272,248)
 Repayments of notes payable                  (83,951)     (9,192)
 Proceeds from sale of Common Stock              -        330,979
 Proceeds from stock option exercise             -         79,807
 Issuance of Common Stock in
  connection with purchase of
  business                                       -        172,900
 Purchase of Treasury Stock                   (51,815)       -

 Net cash (used in) provided by
  financing activities                        (28,473)    302,246

 Net (decrease) increase in cash             (365,981)    389,887
 Cash, beginning of year                      473,694      83,807

 Cash, end of year                           $107,713    $473,694


     Supplemental Disclosures of Cash Flow Information

 Cash paid during the year for:
  Interest                                   $ 96,045    $144,898
  Income taxes                                518,034     618,000


 Non-cash transactions
  Tax benefit from exercise of
  stock options                              $ 28,227    $ 23,553
 Common Stock issued in exchange
  for note receivable from employees            3,806       -




The accompanying notes to consolidated financial statements are an
integral part of these fi    nancial statements.

JLM COUTURE, INC. AND SUB        SIDIARY
Notes to Consolidated Fin   ancial Statements
For the Years Ended Octob er 31, 1998 and 1997

Note 1.   The Company

          JLM Couture, Inc. and subsidiary (the "Company") is engaged in the design and manufacture of traditional, high quality bridal wear and related accessories, including bridesmaid gowns. Products are sold to specialty bridal shops located throughout the continental United States and England.

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

          Prepaid Advertising and Marketing Costs

          Prepaid advertising and marketing costs include costs of advertisements that have not been published and printed

JLM COUTURE, INC. AND SUBSIDIARY
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1998 and 1997
                               (continued)


          catalogues that have not been distributed to its customers. Upon publishing of an advertisement, the related cost is expensed by the Company. Catalogue costs are capitalized and amortized to expense over the period of distribution (one year).

          Equipment and Leasehold Improvements

          Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which range from five to ten years. Amortization of leasehold improvements and leased equipment is computed using the straight-line method over the lesser of the lease term or estimated useful lives of the assets. Major additions and improvements are capitalized, and repairs and maintenance are charged to operations as incurred.

          Debt Issuance Costs

          The costs incurred to obtain financing are included in other assets in the accompanying consolidated financial statements and are being amortized over the life of the related financing (one year).

          Goodwill

          Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired and is being amortized on a straight-line basis over 20 years.

          Samples

          The Company produces samples of each dress line to be used for displaying the Company's dresses at stores where they are sold and at fashion shows. Samples are amortized over their estimated useful lives (4 years).

          Long-Lived Assets

          During fiscal 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain

JLM COUTURE, INC. AND SUBSIDIARY
Notes              to Consolidated Financial Statements
For t           he Years Ended October 31, 1998 and 1997
(cont                            inued)


          related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred.

          Revenue Recognition

          Revenue is recognized upon shipment and acceptance by the customer.

          Income Taxes

          Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, an asset and liability approach is required. Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

          Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). Entities electing to continue to follow the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures.

          Earnings per Share

          Statement of Financial Accounting Standards No. 128,

JLM COUTURE, INC. AND SUBSIDIARY
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1998 and 1997
                               (continued)


          "Earnings Per Share," which the Company adopted effective November 1, 1998, establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts for fiscal 1997 have been restated in the accompanying consolidated financial statements to reflect the adoption of this new standard.

          A reconciliation of the weighted average number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding assuming dilution is as follows:

                                     Years Ended October 31,
                                       1998            1997

Basic weighted average               1,833,827       1,760,444
 common shares outstanding
Effect of dilutive securities:
  Stock options                        121,898         178,223
  Warrants                                 368           1,335
Diluted weighted average
 common shares outstanding           1,956,093       1,940,002


          Recent Accounting Pronouncements

          In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's fiscal year beginning November 1, 1998. The

                    JLM COUTURE, INC. AND SUBSIDIARY
               Notes to Consolidated Financial Statements
              For the Years Ended October 31, 1998 and 1997
                               (continued)


          Company will make the necessary disclosures when required. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this standard will not have an effect on its financial position or results of operations.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement establishes standards for companies to report information about operating segments in financial statements based on the approach that management utilizes to organize the segments within the company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal year beginning November 1, 1998. Financial statement disclosures for prior periods are required to be restated. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this statement will not have an effect on its financial position or results of operations.

          Reclassifications

          Certain amounts in the fiscal 1997 financial statements have been reclassified to conform with the fiscal 1998 presentation.

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

          The acquisition was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the


JLM COUTURE, INC. AND SUBSIDIARY
Notes              to Consolidated Financial Statements
For t           he Years Ended October 31, 1998 and 1997
(cont                            inued)


          liabilities assumed based upon the fair values at the date of acquisition. The results of operations of the acquired business prior to its acquisition is not material to the Company's Consolidated Statements of Operations. The table below summarizes the purchase price allocation:

               Current assets                          $98,000
               Equipment and leasehold improvements      2,000
               Current liabilities                     (59,000)
               Debt                                    (93,000)


          The excess purchase price over net assets acquired of approximately $282,000 includes $30,000 of transaction costs and has been reflected as goodwill in the accompanying consolidated balance sheets. The results of the acquired business have been reflected in the accompanying consolidated statement of operations since May 1, 1997.


Note 4.   Inventories

          Inventories consisted of the following:

                                               October 31,

                                         1998            1997

          Raw materials               $1,629,899      $1,180,107
          Work-in-process                128,124         145,670
          Finished goods                 706,921         586,272

                                      $2,464,944      $1,912,049











                     JLM COUTURE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended October 31, 1998 and 1997
(continued)


Note 5.   Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consisted of the following:

                                              October 31,

                                         1998            1997

          Prepaid advertising and     $  640,488      $  108,755
           marketing costs
          Deferred income taxes                0          91,313
          Deferred design costs           52,180         151,285
          Other                           13,572          13,638

                                      $  706,240      $  364,991


Note 6.   Equipment and Leasehold Improvements

          Equipment and leasehold improvements are summarized as follows:
                                               October 31,

                                         1998            1997

          Furniture and equipment     $  488,036      $  430,721
          Leasehold improvements         185,922         185,922
          Leased equipment                34,261          34,261

                                         708,219         650,904
          Less:  Accumulated
           depreciation and
           amortization                 (432,664)       (364,465)

          Equipment and leasehold
           improvements, net          $  275,555      $  286,439

                     JLM COUTURE, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1998 and 1997
                                (continued)


Note 7.   Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities are summarized as follows:

                                               October 31,

                                         1998            1997

               Payroll and related
                expenses              $   85,952      $   89,791
               Deferred income taxes      97,674               0
               Other                      46,442          74,931

                                      $  230,068      $  164,722


Note 8.   Revolving Line of Credit and Long-term Debt

          Revolving Line of Credit

          At October 31, 1998 and 1997, the Company had lines of credit agreements available for up to $2,000,000 and $1,700,000, respectively. At October 31, 1998 and 1997, the Company had borrowed $900,000 and $792,702, respectively, under the lines of credit agreements.

          In March 1998, the Company entered into a line of credit agreement with Israel Discount Bank of New York ("IDB"). The proceeds of the credit facility were initially used to repay amounts outstanding under the Company's previous line of credit facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum of $2,000,000. Based on eligible accounts receivable at October 31, 1998, $850,286 was available for future borrowing. The line of credit facility is secured by the Company's cash, accounts receivable, securities, deposits and general intangibles. Interest is charged at the prime rate (8% at October 31, 1998). The line of credit agreement will automatically renew each year unless either party provides 60 days notice to terminate the line of credit agreement. Interest expense charged to operations related to the IDB line of credit facility totaled $56,412 for the year ended October 31, 1998.

JLM COUTURE, INC. AND SUBSIDIARY
Notes              to Consolidated Financial Statements
For t           he Years Ended October 31, 1998 and 1997
(cont                            inued)


          Prior to March 1998, the Company had a line of credit agreement with another bank which also provided for credit availability based on eligible amounts of accounts receivable, as defined, up to a maximum of $1,700,000. This line of credit facility was secured by the Company's accounts receivable, chattel paper, general intangibles and the personal guarantees of the officers and directors of the Company. Interest was charged at prime plus 1%. Interest expense charged to operations related to this line of credit facility totaled $38,351 and $144,898 for the years ended October 31, 1998 and 1997, respectively.

          Long-Term Debt

          Long-term debt, which was assumed in connection with the acquisition of Alvina (see Note 3), consists of the following:


                                                October 31,
                                              1998       1997

          Small Business Administration
          note payable dated December 20,
          1996, with interest payable at
          8.25% per annum.  Monthly
          principal payments of $952.
          The note payable was repaid in
          full in fiscal 1998.                 0       $71,951

          Small Business Administration
          note payable dated May 4, 1994,
          with interest payable at 8.5%
          per annum.  Monthly principal
          payments of $667.  The note
          payable was repaid in full in
          fiscal 1998.                         0        12,000

                                               0        83,951
          Current portion of long-term
          debt                                 0       (19,428)

          Long-term debt                       0       $64,523



JLM COUTURE, IN                     C. AND SUBSIDIARY
Notes to Consol        idated Financial Statements
For the Years E      nded October 31, 1998 and 1997
(continued)


Note 9.   Income Taxes

          The provision for income taxes for the years ended
          October 31, 1998 and 1997, consist of the following:

                                           1998          1997

               Current:
               Federal                   $153,635      $619,410
               State and local             51,682       187,086

                                         $205,317      $806,496

               Deferred:
                Federal                  $125,081      $(55,479)
                State and local            36,545       (18,892)

                                         $161,626      $(74,371)

                                         $366,943      $732,125


          A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended
          October 31, 1998 and 1997, is as follows:


                                                 1998     1997


          Statutory Federal income tax at
           applicable rates                       34%     34%
          State and local taxes, net of
           federal tax benefit                     6%      7%
          Nondeductible expenses                   2%      2%
          Adjustment to opening valuation
           allowance                               -       2%
          Other                                   (2%)     3%

                                                  40%     48%






                     JLM COUTURE, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1998 and 1997
                                (continued)


The components of deferred income tax assets and liabilities are as follows:


                                           October 31,
                                       1998            1997


Deferred Tax Assets:
 Allowance for doubtful accounts     $135,450         $159,530
 Other liabilities and accruals       104,332           93,235

  Total deferred tax assets           239,782          252,765

Deferred Tax Liabilities:
 Prepaid advertising and
  marketing expenses                 (275,410)         (46,765)
 Capitalized design costs             (22,708)         (65,053)

  Total deferred tax liabilities     (298,118)        (111,818)

Net deferred tax (liability) asset   ($58,336)        $140,947


          Deferred income taxes are provided on temporary differences between financial statement and taxable income. Realization of deferred income taxes is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that its deferred tax assets will be realized.

Note 10.  Shareholders' Equity

          During fiscal 1998, the Company repurchased 18,500 shares of the Company's Common Stock in the open market at a cost of $51,815 ($2.80 per share).

          In November 1996, the Company, through a private placement, issued 75,000 unregistered shares of Common
          Stock, par value $.0002 per share for $328,125 to outside parties. In addition, the Company granted to the investors in the private placement,




                     JLM COUTURE, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1998 and 1997
                                (continued)


          warrants to purchase 7,500 shares of the Company's Common Stock exercisable at $4.37 per share which expire December 31, 2001 and warrants to purchase 15,000 shares of the Company's Common Stock exercisable at $6.62 per share which expire December 31, 2001. The investors were granted registration rights whereby the Company agreed to use its best efforts to include the shares in any registration statement filed by the Company to publicly offer the Company's securities.

          Stock Option Plans

          On November 17, 1986, the Company adopted a Stock Option Plan, as amended (the "1986 Plan"). The 1986 Plan provided for options and limited stock appreciation rights ("Limited SARs") to be granted in tandem to employees for a total of up to 100,000 shares of Common Stock. Limited SARs may only be granted in conjunction with related options. The exercise price of options granted may not be less than the fair market value of the shares on the date of the grant (110% of such fair market value for a holder of more than 10% of the Company's voting securities), nor may options be exercised more than ten years from date of grant (5 years for a holder of more than 10% of the Company's voting securities).
          The 1986 Plan terminated in 1996, but the options outstanding are valid pursuant to its terms.

          On August 26, 1996, the Company adopted a Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of incentive and nonstatutory stock options to employees, consultants, advisors and/or directors for a total of up to 100,000 shares of Common Stock. In September 1998, the 1996 Plan was amended to increase the number of shares available for grant to 250,000 shares. The exercise price of options granted may not be less than the fair market value of the shares on the date of grant (110% of such fair market value for a holder of more than 10% of the Company's common stock). The 1996 Plan is scheduled to terminate on August 26, 2006.


                    JLM COUTURE, INC. AND SUBSIDIARY
                 Notes to Consolidated Financial Statements
                For the Years Ended October 31, 1998 and 1997
                                 (continued)

          The following table summarizes data relating to non-incentive plan options and incentive plan options:

                                      Incentive           Non-Incentive

                                   1998       1997      1998       1997

          Options outstanding
           at the beginning of
           the year               40,000     84,750    259,666    149,666
          Options granted        110,000       0       230,000    125,000
          Options expired           0          0        (8,333)      0
          Options exercised       (4,375)   (44,750)   (38,333)   (15,000)

          Options outstanding
           at the end of the
           year                  145,625     40,000    443,000    259,666

          Options exercisable
           at the end of the
           year                   72,292     40,000    273,000    259,666

          The exercise prices of the options outstanding at October 31, 1998 and 1997 range from $.87 to $4.625. At October 31, 1998, there are 150,000 shares available for future grant under the incentive stock option plan.

          During fiscal 1998, an employee exercised stock options to acquire 38,333 shares of the Company's common stock at an exercise price of $1.35 per share, The employee tendered 14,276 shares of common stock to the Company in exchange for the option exercised, the shares tendered by the employee had been outstanding for many years. The tendered shares have been included in treasury stock in the accompanying financial statements.

          As a result of individuals exercising their non-incentive stock options in fiscal 1998 and fiscal 1997, the Company realized an income tax benefit of $28,227 and $23,553, respectively. The benefits were utilized to reduce current income taxes payable and the benefits were recorded in additional paid-in capital in the accompanying, consolidated balance sheets as of October 31, 1998 and 1997, respectively.

          Effective November 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for Stock

                     JLM COUTURE, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1998 and 1997
                                (continued)


          Compensation." As permitted by the statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. Accordingly, no compensation expense has been recognized for stock-based compensation given to employees, since the options granted were at prices that equaled or exceeded their fair market value at the date of grant. If compensation expense for the Company's stock options issued in fiscal 1998 and fiscal 1997 had been determined based on the fair value method of accounting, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         For The Years Ended
                                             October 31,

                                         1998           1997


               Net income --
                 As reported           $547,108       $789,923
                 Pro forma             $333,670       $640,942

               Basic earnings
               per share --
                 As reported              $0.30          $0.45
                 Pro forma                $0.18          $0.36

               Diluted earnings
               per share --
                 As reported              $0.28          $0.41
                 Pro forma                $0.17          $0.33


          The fair value of issued stock options was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted:

                     JLM COUTURE, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1998 and 1997
                                (continued)

                                         For The Years Ended
                                             October 31,

                                         1998           1997

               Weighted average
                market price at
                date of grant           $2.64          $4.60
               Risk free interest
                rate                     5.6%           6.5%
               Volatility factor           81%            95%
               Expected life of
                the stock options        3.6 yrs.         3 yrs.

Note 11.  Related Party Transactions

          Notes Receivable - Sale of Stock

          On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of the Company's common stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase.
          The note together with interest accruing at a prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 1998 and 1997 was $65,209 and $62,075, respectively.
          Periodically, compensation expense has been recorded for the difference between the original price and the current fair value of the stock, which as of yet has not been paid for by the executive.

Note 12.  Commitments and Contingencies

          Lease Commitments

          The Company leases office, production, and retail facilities under leases expiring through 2003. Minimum annual rentals under such leases are as follows:

               Year Ending
                October 31,

                 1999              $213,028
                 2000               214,426
                 2001               203,840
                 2002               136,834
                 2003                28,500

                                   $796,628

                     JLM COUTURE, INC. AND SUBSIDIARY
                Notes to Consolidated Financial Statements
               For the Years Ended October 31, 1998 and 1997
                                (continued)


          Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 1998 and 1997, amounted to $290,402 and $269,874, respectively.

          Employment Agreements

          The Company has employment agreements with three of its key employees terminating from June 2001 to December 2005. Total compensation expense under the terms of these agreements for the years ended October 31, 1998 and 1997 was $535,630 and $428,679, respectively. Future minimum commitments under these employment agreements are as follows:

                   Year Ending October 31,

                         1999        $  398,000
                         2000           398,000
                         2001           325,000
                         2002           155,000
                         2003           155,000
                         Thereafter     205,000

                                     $1,636,000


Note 13.  Subsequent Event

          On December 22, 1998, an executive of the Company purchased on the open market 200,000 shares of the Company's Common Stock at a price of $2.25 per share.
          The purchase was financed by the executive executing a ten year promissory note due to the Company in the amount of $450,000. The promissory note bears interest at 5% per annum and calls for annual principal payments of $45,000 with accrued interest.









                               EXHIBIT INDEX



10.2      Amendment No. 1 dated November 1, 1998 to Employment
          Agreement dated January 1, 1996 between the Company and
          Mr. Lazaro Perez.

10.3      Security Agreement between Israel Discount Bank of New
          York and JLM Couture, Inc. dated March 1998.

10.4      Amendment No. 2 dated May 19, 1998 to Employment
          Agreement dated February 1, 1995 between the Company and Mr. Joseph L. Murphy.

          23.1      Consent of Arthur Andersen LLP dated February 11, 1999.

27        Financial Data Schedule

































N:\RSKLAW\HJELM\10KSB-98.O31