Form 10QSB
period 1999-01-31
HJELMS JIM PRIVATE COLLECTION LTD /DE/
filed 1999-03-19
CIK 806384

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                    OR

[  ]    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

Commission file number 0-19000


                              JLM COUTURE, INC.
     (Exact name of small business issuer as specified in its charter)

Delaware                                13-3337553
(State or other jurisdiction of         (IRS Employer)
incorporation or organization)          Identification No.)

          225 West 37th Street, New York, New York  10018
                 (Address of principal executive offices)

                          (212) 921-7058
          (Registrant's telephone number, including area code)


           (Former name, former address and former fiscal year,
                       if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of March 12, 1999 was 2,057,405.

                             JLM COUTURE, INC.


                                   INDEX




Part I.  Financial Information:

     Item 1.   Financial Statements.

               Consolidated Balance Sheets at
               January 31, 1999 (unaudited) and
               October 31, 1998                                 3-4

               Consolidated Statements of Income
               for the Three Months ended January 31,
               1999 and 1998 (unaudited)                         5

               Consolidated Statements of Cash Flows
               for the Three Months ended January 31,
               1999 and 1998 (unaudited)                        6-7

               Notes to Consolidated Financial Statements      8-9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                   10-13

Part II.  Other Information:

     Item 2.   Changes in Securities and Use of Proceeds.       14

     Item 6.   Exhibits and Reports on Form 8-K.                 14

Signature                                                        15



















                       PART I. FINANCIAL INFORMATION

                    JLM COUTURE, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                           January 31,    October 31,
                                              1999           1998
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                    113,520       107,713
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $425,000 at January 31,
  1999 and $315,000 at October 31, 1998     3,290,897     2,516,511
 Inventories                                2,817,208     2,464,944
 Prepaid expenses and other current assets    723,391       706,240
 Note receivable-current portion               45,000             -

    Total current assets                    6,990,016     5,795,408

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of 451,161 at January 31, 1999 and
 432,665 at October 31, 1998                  257,059       275,555
Goodwill, net                                 264,087       267,608

Samples, net of accumulated amortization
 of $124,610 at January 31, 1999 and
 $63,746 at October 31, 1998                  296,732       357,596
Note receivable-non current portion           405,000             -
Other assets                                  167,291       215,116

                                           $8,380,185    $6,911,283
















          See accompanying notes to consolidated financial statements

                       JLM COUTURE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                          January 31,   October 31,
                                             1999          1998
                                          (Unaudited)

Current liabilities
  Revolving line of credit                1,250,000        900,000
  Accounts payable                        1,746,408      1,397,639
  Income taxes payable                      271,703         75,436
  Accrued expenses and
    other current liabilities               170,808        230,068

  Total current liabilities               3,438,919      2,603,143


Other liabilities                            44,153         47,639



Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,073,348 at January 31, 1999
  and 1,873,348 at October 31, 1998;
  Outstanding 2,053,181 at January 31,
  1999 and 1,853,181 at October 31, 1998        414            374
  Additional paid-in capital              3,219,617      2,769,657
  Retained earnings                       1,854,652      1,668,040

                                          5,074,683      4,438,071

  Less:  Note receivable and accrued
           interest                         (69,015)       (69,015)
         Treasury stock at cost:
          20,167 shares at January 31,
          1999 and October 31, 1998        (108,555)      (108,555)

      Total shareholders' equity          4,897,113      4,260,501

                                         $8,380,185     $6,911,283





          See accompanying notes to consolidated financial statements
                       JLM COUTURE, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                 (Unaudited)



                               1999              1998

Net sales                   $3,762,110       $3,318,089
Cost of goods sold           2,234,504        1,975,701

Gross profit                 1,527,606        1,342,388

Selling, general and
 administrative
 expenses                    1,178,814          950,242

Operating Income               348,792          392,146

Interest expense, net
 of interest income of
 $214 and $2,000 for 1999
 and 1998, respectively         24,250           34,584

Income operations before
 provision for income
 taxes                         324,542          357,562
Provision for income
 taxes                         137,930          158,853

    Net income              $  186,612       $  198,709

Net income per weighted
 average number of common
 and common equivalent
 share:

    Basic                   $     0.10       $     0.11

    Diluted                 $     0.09       $     0.10

Weighted average number
 of common and common
 equivalent shares
 outstanding:

    Basic                   $1,942,311       $1,828,973

    Diluted                 $2,019,893       $1,987,357




          See accompanying notes to consolidated financial statements

                       JLM COUTURE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                          JANUARY 31, 1999 and 1998
                                   (Unaudited)


                                                  1999           1998

Cash Flows From Operating Activities
 Net Income                                     $186,612       $198,709
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                    82,881         20,902
 Provision for (benefit from) doubtful
  accounts and trade discounts                   110,000        (40,000)
 Changes in operating assets and liabilities
   Increase in accounts receivable              (884,386)      (495,423)
   Increase in inventories                      (352,264)      (164,931)
   (Increase) decrease in prepaid
    expenses and other current assets            (17,151)       101,508
   (Increase) decrease in other assets            47,825        (24,600)
   Increase in accounts payable                  348,769         35,165
   Increase (decrease) in income taxes
     payable and accrued expenses and other
     current liabilities                         137,007       (206,784)
   Decrease in long term liabilities              (3,486)        (4,671)

Net Cash (Used In) Operating Activities         (344,193)      (580,125)

Cash Flows From Investing Activities                   -              -

Cash Flows from Financing Activities
  Net proceeds from
   revolving line of credit                      350,000        393,125

Net Cash provided by Financing Activities        350,000        393,125

Net increase (decrease) in cash                    5,807       (187,000)
Cash, beginning of year                          107,713        473,694

Cash, end of period                             $113,520       $286,694












          See accompanying notes to consolidated financial statements

                       JLM COUTURE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                          JANUARY 31, 1999 and 1998
                                   (Unaudited)



 Supplemental Disclosures of Cash Flow Information;


                                          1999           1998

 Cash paid during the year for:
  Interest                              $ 24,464       $ 36,584
  Income taxes                                 0        195,000

 Non-cash transactions
   Common Stock issued in exchange
    for note receivable from employee   $450,000       $      0










          See accompanying notes to consolidated financial statements

                        JLM COUTURE, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note 1.

     The consolidated balance sheets as of January 31, 1999, the consolidated statements of income for the three month periods ended January 31, 1999 and 1998 and the consolidated statements of cash flows for the three month periods ended January 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 1999 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 1998 which was filed with the Securities and Exchange Commission.

Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                          January, 31, 1999     October 31, 1998


Raw materials               $1,603,190             $1,629,899
Work-in-process                394,723                128,124
Finished Goods                 819,295                706,921

                            $2,817,208             $2,464,944



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $1,700,000 with a financial institution. On March 12, 1998, the Company refinanced the line of credit with another financial institution in the amount of $2,000,000. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At January 31, 1999 and October 31, 1998 the Company had borrowed $1,250,000 and $900,000, respectively, under the revolving line of credit.





                     JLM COUTURE, INC. AND SUBSIDIARY
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)



Note 4.  Sale of Common Stock

     On December 22, 1998, an executive of the Company purchased from the Company 200,000 shares of the Company's Common Stock at a price of $2.25 per share, the market value of the Company's Common Stock on that date. The purchase was financed by the executive executing a ten year promissory note due to the Company in the amount of $450,000. The promissory note bears interest at 5% per annum and calls for annual principal payments of $45,000 with accrued interest.

                      JLM COUTURE, INC. AND SUBSIDIARY


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.

Results of Operations

     Three months ended January 31, 1999 as compared to three months ended January 31, 1998.

     For the first three months of the Company's fiscal year ending October 31, 1999 ("Fiscal 1999"), revenues increased to $3,762,110 from $3,318,089, an increase of 13.4% over the same period a year ago. The increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales was 40.6% compared to 40.5% in the first three months of the prior year. Selling, general and administrative expenses as a percentage of net sales was 31.3% in the current period as compared to 28.6% in the prior period. The increase in the current period was due to increased marketing costs and increased salary costs. Net income was $186,612 or $.10 per basic share and $.09 per diluted share for this period as compared to net income of $198,709 or $.11 per basic share and $.10 per diluted share in the first three months of Fiscal 1998.


Liquidity and Capital Resources

     The Company's working capital increased to $3,551,097 at January 31, 1999 from $3,192,265 at October 31, 1998. The
Company's current ratio decreased to 2.0 to 1 at January 31, 1999 from 2.2 to 1 at October 31, 1998.

     During the three months ended January 31, 1999, the Company used $344,193 from operating activities as compared to using $580,125 during the year earlier period. The decrease in the use of funds was primarily due to an increase in accounts payable partially offset by an increase in inventory. The Company did not use any cash in investing activities during the three months ended January 31, 1999 or 1998. The Company generated $350,000 from financing activities during the three months ended January 31, 1999 as compared to $393,125 in the year earlier period.

     On December 22, 1998, Mr. Joseph L. Murphy purchased from the Company 200,000 shares of Common Stock at a price of $2.25 per share, the market value of such shares on such date. The purchase was financed by Mr. Murphy executing a ten year promissory note due to the Company in the principal amount of $450,000. The promissory note bears interest at 5% per annum and requires annual principal payments of $45,000 with accrued interest. The purchase was approved by the unanimous consent of the Board of Directors of the Company. The Company sold these shares to Mr. Murphy because it was deemed to be in the best interests of the Company for him to increase his equity ownership in the Company to better align his interest with that of the other shareholders of the Company.


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


Recent Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's fiscal year beginning November 1, 1998. The Company does not have any transactions other than with owners. As such, disclosure of comprehensive income is not necessary. As this statement relates solely to disclosure provisions, the Company believes that the adoption of this standard will not have an effect on its financial position or results of operations.

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

PART II.   Other Information.


Item 2.   Changes in Securities and Use of Proceeds.

          On December 22, 1998, the Company sold 200,000 shares of the Company's Common Stock to Mr. Joseph L. Murphy at a price of $2.25 per share, the market value of such shares on such date.


Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits.

          3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB filed for its fiscal year ended October 31, 1995.

          3.2  By-Laws of the Company incorporated by reference to
               Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 19, 1999                JLM COUTURE, INC.,
                                      Registrant



                                      By:s/Joseph L. Murphy
                                      Joseph L. Murphy
                                      President (Authorized
                                      officer and Principal
                                      Financial Officer)





























N:\RSKLAW\HJELM\10QSB.J99