Form 10-Q
period 1999-04-30
JLM COUTURE INC
filed 1999-06-21
CIK 806384

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                    OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                .

Commission file number  0-19000

                          JLM COUTURE, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                      13-3337553
(State or other jurisdiction of          (IRS Employer)
incorporation or organization)           Identification No.)

         225 West 37th Street, New York, New York  10018
                 (Address of principal executive offices)
                                (Zip Code)

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

Yes   X        No

     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of June 14, 1999 was 2,059,905.

     Transitional Small Business Disclosure Format (check one);

Yes            No  X

                               Page 1 of 16

                 The Exhibit Index is located on page 16.

                         JLM COUTURE, INC.


                                   INDEX




                                                              Page


Part I.  Financial Information:

     Item 1.  Financial Statements.

          Balance Sheets at April 30, 1999 and
          October 31, 1998                                      3-4

          Statements of Income for the three and six
          months ended April 30, 1999 and 1998                    5

          Statements of Cash Flows for the
          six months ended April 30, 1999 and 1998              6-7

          Notes to Financial Statements                         8-9

     Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.          10-13

Part II.  Other Information:

     Item 6. Exhibits and Reports on Form 8-K.                  14

Signature                                                       15























                         PART I. FINANCIAL INFORMATION

                       JLM COUTURE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                            April 30,    October 31,
                                              1999          1998
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                 $   93,481    $  107,713
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $440,000 at April 30,
  1999 and $315,000 at October 31, 1998     3,543,187     2,516,511
 Inventories                                3,116,007     2,464,944
 Prepaid expenses and other current assets    681,147       706,240
 Note receivable-current portion               45,000             -

    Total current assets                    7,478,822     5,795,408

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $469,908 at April 30, 1999 and
 $432,665 at October 31, 1998                 238,377       275,555
Goodwill, net                                 260,566       267,608

Samples, net of accumulated amortization
 of $85,982 at April 30, 1999 and
 $63,746 at October 31, 1998                  286,378       357,596
Note receivable-non current portion           405,000             -
Other assets                                  231,118       215,116

                                           $8,900,261    $6,911,283















          See accompanying notes to consolidated financial statements


                       JLM COUTURE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                           April 30,    October 31,
                                             1999          1998
                                          (Unaudited)

Current liabilities
  Revolving line of credit               $1,050,000     $  900,000
  Accounts payable                        2,078,842      1,397,639
  Income taxes payable                      306,206         75,436
  Accrued expenses and
    other current liabilities               233,391        230,068

  Total current liabilities               3,668,439      2,603,143


Other liabilities                            40,528         47,639



Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,073,348 at April 30, 1999
  and 1,873,348 at October 31, 1998;
  Outstanding 2,042,181 at April 30,
  1999 and 1,853,181 at October 31, 1998        414            374
  Additional paid-in capital              3,219,617      2,769,657
  Retained earnings                       2,172,781      1,668,040

                                          5,392,812      4,438,071

  Less:  Note receivable and accrued
           interest                         (69,015)       (69,015)
         Treasury stock at cost:
          31,167 shares at April 30,
          1999 and 20,167 at October
          31, 1998                         (132,503)      (108,555)

      Total shareholders' equity          5,191,294      4,260,501

                                         $8,900,261     $6,911,283




          See accompanying notes to consolidated financial statements
                               JLM COUTURE, INC.
                              STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1999 AND 1998
                                  (Unaudited)


                     Three Months Ended April 30, Six Months Ended April 30,
                            1999        1998         1999         1998

Net sales               $5,169,411   $4,450,173   $8,931,521   $7,768,262
Cost of goods sold       3,219,894    2,687,837    5,454,398    4,663,538

Gross profit             1,949,517    1,762,336    3,477,123    3,104,724

Selling, general and
 administrative ex-
 penses                  1,359,086    1,213,387    2,537,900    2,163,629

Operating Income           590,431      548,949      939,223      941,095

 Interest Expense, net of
  interest income           29,446       29,861       53,696       64,445

Income from operations
 before provision for
 income taxes              560,985      519,088      885,527      876,650
Provision for income
 taxes                     242,856      231,247      380,786      390,100

    Net income          $  318,129   $  287,841   $  504,741   $  486,550

Net income per com-
 mon and common equi-
 valent share

    Basic               $     0.16   $     0.16   $     0.25   $     0.27

    Diluted             $     0.15   $     0.15   $     0.24   $     0.25

Weighted average number
 of common equivalent
 shares

    Basic                2,048,799    1,828,973    1,994,673    1,828,973

    Diluted              2,106,776    1,967,726    2,062,452    1,933,038






                See accompanying notes to financial statements.

                              JLM COUTURE, INC.
                           STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                           APRIL 30, 1999 and 1998

                                                 1999          1998

Cash Flows from Operating Activities
 Net Income                                 $  504,741      $ 486,550
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization                 115,438         41,505

 Provision for doubtful accounts
  and trade discounts                          125,000        (75,000)
 Deferred income taxes
 Changes in operating assets and liabilities
   (Increase) in accounts receivable        (1,151,676)      (897,311)
   (Increase) in inventories                  (651,063)      (620,621)
    Decrease in prepaid expenses and
     other current assets                       25,093         31,833
   (Increase) in security deposits
     and other assets                          (16,002)       (26,545)
   Increase in accounts payable                681,203        799,002
   (Decrease) in current portion of
     long-term debt                                  -         (5,146)
   Increase in taxes payable
     and other current liabilities             234,093            185
   (Decrease) in long term liabilities          (7,111)        (5,072)

Net Cash provided by (used in)
 Operating Activities                         (140,284)      (270,620)

Cash Flows From Investing Activities
 Purchase of property and equipment                  -         (6,565)

Net Cash used in Investing Activities                -         (6,565)

Cash Flows from Financing Activities
  Net proceeds from short term borrowing       150,000        278,184
  Reduction of long-term debt                        -         (7,990)
  Purchase of Treasury Stock                   (23,948)             -

Net Cash provided by Financing Activities      126,052        270,194

Net (decrease) increase in cash                (14,232)        (6,991)
Cash, beginning of year                        107,713        473,694

Cash, end of period                         $   93,481      $ 466,703



                See accompanying notes to financial statements.

                       JLM COUTURE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                           APRIL 30, 1999 and 1998
                                   (Unaudited)




 Supplemental Disclosures of Cash Flow Information;



                                          1999           1998

 Cash paid during the year for:
  Interest                              $ 78,275       $ 63,506
  Income taxes                          $150,000       $322,912

 Non-cash transactions
   Common Stock issued in exchange
    for note receivable from employee   $450,000       $      0



















          See accompanying notes to consolidated financial statements

                    JLM COUTURE, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.

     The consolidated balance sheets as of April 30, 1999, the consolidated statements of income for the six month periods ended April 30, 1999 and 1998 and the consolidated statements of cash flows for the six month periods ended April 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 1999 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                           April 30, 1999       October 31, 1998


Raw materials               $1,921,041             $1,629,899
Work-in-process                276,534                128,124
Finished Goods                 918,432                706,921

                            $3,116,007             $2,464,944



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $1,700,000 with a financial institution. On March 12, 1998, the Company refinanced the line of credit with another financial institution in the amount of $2,000,000. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At April 30, 1999 and October 31, 1998 the Company had borrowed $1,050,000 and $900,000, respectively, under the revolving line of credit.





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

Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.


Results of Operations

Six months ended April 30, 1999 as compared to six months ended
April 30, 1998 and three months ended April 30, 1999 as compared to three months ended April 30, 1998.

     For the first six months of the Company's fiscal year ending October 31, 1999 ("Fiscal 1999"), revenues increased to $8,931,521 from $7,768,262, an increase of 15% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales fell to 38.9% from 40% as there was a larger contribution to sales from the more moderately priced "Occasions" line in the current period. Net income was $504,741, an increase of 3.7% over net income of $486,550 in the first six months of fiscal 1998. Per share earnings for this period were $0.25 per basic share and $0.24 per diluted share, as compared to $0.27 per basic share and $0.25 per diluted share a year ago, due to the increased number of shares outstanding in the current fiscal year. Selling, general and administrative expenses as a percentage of sales increased to 28.4% of sales as compared to 27.8%, due to increased marketing costs in the first quarter of fiscal 1999.

     For the quarter ended April 30, 1999 ("Fiscal 1999"), revenues increased to $5,169,411 from $4,450,173, an increase of 16.2% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales fell to 37.7% from 39.6% as there was a larger contribution to sales from the more moderately priced "Occasions" line in the current period. Net income was $318,129, an increase of 10.5% over net income of $287,841 in the first quarter of fiscal 1998. Per share earnings for this period were $0.16 per basic share and $0.15 per diluted share, the same as it was a year ago. Selling, general and administrative expenses as a percentage of sales decreased to 26.3% of sales as compared to 27.3%, due to efficiencies created by increased sales.

Liquidity and Capital Resources

     The Company's working capital increased to $3,810,383 at April 30, 1999 from $3,192,265 at October 31, 1998. The Company's current ratio decreased to 2.0 to 1 at April 30, 1999 from 2.2 to 1 at October 31, 1998.

     During the six months ended April 30, 1999, the Company used $140,284 of cash for operating activities, as compared to using $270,620 during the year earlier period. The Company did not use any cash in investing activities in the current year compared to using $6,565 a year ago. The Company generated $126,052 of cash from financing activities during the six months ended April 30, 1999, as compared to $270,194 a year earlier as the Company did not need to borrow as much because operations did not require as much cash as in the year ago period.

Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. (Con't)


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



                                   JLM COUTURE, INC.,
                                   Registrant




Dated:  June 21, 1999              By:s/Joseph L. Murphy
                                   Joseph L. Murphy
                                   President (Authorized officer
                                   and Principal Financial Officer)

                                EXHIBIT INDEX



27   Financial Data Schedule