Form 10KSB/A
period 1998-10-31
JLM COUTURE INC
filed 1999-07-09
CIK 806384

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Form 10-KSB/A

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

       The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on July 7, 1999 was approximately $3,081,470.

      As of July 7, 1999, the registrant had outstanding 2,059,905 shares of Common Stock, par value $.0002 per share.

     Transitional Small Business Disclosure Format:  Yes      No  X

     The Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998 as filed on February 17, 1999 (the "Form 10-KSB") of JLM Couture, Inc. ("JLM" or the "Company"), is hereby amended, due to the fact the Company has postponed its annual meeting, to include the following items:


PART III.

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     The following table sets forth certain information as to the directors of the Company:


                              Position with            Director
Name                Age       the Company              Since


Joseph L. Murphy     45       Chief Executive          April 1986
                              and Financial Officer,
                              Director


Daniel M. Sullivan   73       Chairman of the          September 1986
                              Board of Directors


Joseph E. O'Grady    76       Secretary and Director   February 1991


     Joseph L. Murphy, a founder of the Company, has been a director of the Company since its inception. During Fiscal 1992, Mr. Murphy was appointed President. In February 1993, Mr. Murphy was appointed Chief Executive Officer. Mr. Murphy is the brother of Mark Murphy, the Company's Vice President - Operations.


     Daniel M. Sullivan became a director in September 1986 and was elected Chairman of the Board in 1989. In 1989, Mr. Sullivan retired as President and Chief Executive Officer of Frost & Sullivan, Inc., a publicly-traded publisher of market research studies, a position he had held for more than five years prior to his retirement.


     Joseph E. O'Grady was appointed to the Board of Directors in February 1991. In December 1992, Mr. O'Grady was appointed Secretary of the Company. For more than the past five years, Mr. O'Grady has been the President of JOG Associates, Inc., a privately-held financial consulting firm based in Hicksville, New York. JOG Associates, Inc. arranges business financing and provides financial consulting services for closely-held companies.

     Directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualify.

     During Fiscal 1998, the Board of Directors met informally. It acted four times by unanimous written consent.

OTHER EXECUTIVE OFFICERS

                              Position with        Position
Name                Age       the Company          Held Since


Mark Murphy         34        Vice President-      May 1993
                              Operations


     Mark Murphy, 34, was appointed Vice President - Operations in May 1993. Mr. Mark Murphy joined the Company in January 1993. Prior to his joining the Company, Mr. Mark Murphy was employed as a manager by Accurate Testing Co., a metals testing company based in California, a position he had held since 1988. Mr. Mark Murphy is the brother of Joseph L. Murphy, the Company's President.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT
OF 1934.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such forms received by it, the Company believes that during Fiscal 1998 all executive officers and directors of the Company complied with all applicable filing requirements.

AUDIT AND COMPENSATION COMMITTEE

     During Fiscal 1998, the Audit and Compensation Committee (the "Audit Committee") consisting of Messrs. O'Grady and Sullivan did not meet or act by unanimous written consent.


Item 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information relating to the cash compensation received during the Company's last three fiscal years by the Company's President. None of the Company's other officers had cash compensation in Fiscal 1998 of more than $100,000 per year:

                           SUMMARY COMPENSATION TABLE


Name and              Annual Com-  Other          Long Term      Other
Principal      Fiscal pensation    Annual Com-    Compensation   Compen-
Position       Year   Salary ($)   pensation ($)  Options        sation($)

Joseph L.      1998    178,833     45,703          200,000        10,132
Murphy,        1997    150,000     76,102          100,000        10,639
President      1996    150,000     47,262           50,000        14,708


     EMPLOYMENT AGREEMENT

          On May 19, 1998, Mr. Joseph L. Murphy entered into an amended employment agreement (the "Agreement") with the Company. The Agreement terminates May 19, 2003, unless terminated earlier. The base salary commences at $200,000 per annum. As additional compensation, Mr. Murphy receives five percent (5%) of the Company's annual pre-tax profits. As additional compensation, Mr. Murphy was granted a five year option to purchase 200,000 shares of Common Stock of the Company exercisable at a rate of 50,000 shares immediately and 50,000 shares on each yearly anniversary date thereof at an exercise price of $2.5625 per share, that being the fair market value of a share of Common Stock on the date of grant.

STOCK OPTION PLANS

     On November 17, 1986, the Company adopted an Incentive Stock Option Plan (the "Plan") pursuant to which options to purchase up to an aggregate of 100,000 shares of Common Stock could be granted. Such options are intended to qualify as "incentive stock options" within the meaning of Section 422A of the Code ("Incentive Options").

     In November 1994, the Board adopted and a majority of the Company's shareholders approved a 1 for 3 reverse stock split, which automatically decreased the authorized shares of Common Stock under the Plan to 33,333. The Plan was amended in February 1996 to increase the number of shares for which options could be granted to 100,000. A majority of the Company's stockholders approved the Plan, as amended, in March 1996. During Fiscal 1996, options to purchase an aggregate of 100,000 shares of Common Stock were granted to 10 employees of the Company. These options expire four and three years from the date of issuance and are exercisable at prices ranging from $.87 and $2.125 per share.

     The Plan is administered by the Board of Directors which has the authority to determine the persons to whom Incentive Options may be granted, the number of shares of Common Stock to be covered by each Incentive Option, the time or times at which the Incentive Options may be granted or exercised and, for the most part, the terms and provisions of the Incentive Options. The exercise price of Incentive Options granted under the Plan may not be less than the fair market value of the shares of Common Stock on the date of grant.

     On August 26, 1996, the Company adopted a second stock option plan (the "1996 Plan"). The 1996 Plan provides for the issuance of incentive and non statutory stock options to employees, consultants advisors and/or directors for a total of up to 100,000 shares of Common Stock. The 1996 Plan was amended by the Board of Directors (subject to stockholder approval) in September 1998 to increase the authorized number of shares thereunder from 100,000 to 250,000 shares. A majority of the Company's stockholders approved the amendment to the 1996 Plan in October 1998, at the Company's last Annual Meeting of Shareholders. The exercise price of options granted may not be less than the fair market of the shares on the date of grant (110% of such fair market value for a holder of more than 10% of the Company's Common Stock). The 1996 Plan will terminate on August 26, 2006.

     During Fiscal 1998, Mr. Joseph L. Murphy, received a non-incentive stock option for 200,000 shares of Common Stock, exercisable at $2.5625 per share.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL
               YEAR AND FISCAL YEAR-END (FYE) OPTION VALUES

                                                  Value of
                                                  Unexercised
                                   Number         In-the-Money
                                   Of Unexercised Options
                                   Options        At FYE End
          Shares                   At FYE         Acquired ($)
          Acquired     Value       Exercisable/   Exercisable/
Name      On Exercise  Realized(1) Unexercisable  Unexercisable (1)

Joseph L.
Murphy            -         -      150,000/150,000      0/0

Mark
Murphy          38,333    41,687         0/0            0/0

Joseph E.
O'Grady           -         -        3,334/6,666        0/0

Daniel M.
Sullivan          -         -       10,334/6,666      575/0
________________

(1)  Represents fair market value of Common Stock at October 31,
     1998 of $2.4375 as reported by NASDAQ, less the exercise price.

COMPENSATION OF DIRECTORS

     Directors not employed by the Company are compensated as consultants for the time spent on Company matters, including attendance at directors' and other meetings. During Fiscal 1998, Mr. Sullivan received $30,000 and Mr. O'Grady received $47,265 as consultant fees. Mr. O'Grady's remuneration is also reported in the Summary Compensation Table above. See "Stock Option Plans" above.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth as of July 7, 1999, the number of shares of Common Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

                         Number of           Percent of
Names and Address        Shares Owned (1)    Outstanding Shares


Joseph L. Murphy              598,097(2)(5)          26.5%
225 West 37th Street
New York, NY 10123

Daniel M. Sullivan            174,673(2)(5)           8.4%
225 West 37th Street
New York, NY 10123

Harvest Capital                78,740                 3.8%
Corporation
225 West 37th Street
New York, NY 10123

Joseph E. O'Grady               8,000(2)               (6)

FMR Corp.                     181,500(3)              8.8%
82 Devonshire Street
Boston, MA 02109

Carl Seaman                   281,666(4)             13.6%
12 The Poplars
Roslyn, NY 11576

All Directors and
  officers as a
  group (4 persons)           711,811(2)(5)          31.3%
_________________

(1) Unless otherwise indicated, all shares of Common Stock are owned directly.

(2)  Includes 200,000, 13,334, 3,334 and 213,668 shares for Messrs.
     J. L. Murphy, Sullivan, O'Grady and all officers and directors as a group, respectively, that are issuable upon exercise of presently exercisable options at an average exercise price of approximately $4.32 per share.

(3)  Based on information on Schedule 13G/A dated February 1, 1999.

(4) Based on information on Schedule 13D dated June 1, 1995 filed with the Company on behalf of Mr. Seaman.

(5) Pursuant to the Securities Exchange Act of 1934, in addition to the ownership of Common Stock set forth above, Mr. Joseph
     L. Murphy, by virtue of his position with (President and a director) and ownership of 22.1% of the outstanding Common Stock of Harvest Capital Corporation ("Harvest") and Mr. Sullivan, by virtue of his position with Harvest (Secretary and a director), are considered to be the beneficial owners of the shares of Common Stock owned by Harvest. Messrs. Murphy and Sullivan disclaim beneficial ownership of these shares.

(6)  Less than one percent.

     The Company is unaware of any arrangement, the operation of which, at a subsequent date, may result in a change of control of the Company.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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


N:\RSKLAW\HJELM\10KSB.J99

                                  PART IV


ITEM 13.  Exhibits


10.2      Amendment No. 1 dated November 1, 1998 to Employment
          Agreement dated January 1, 1996 between the Company and
          Mr. Lazaro Perez.

                                 SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JLM COUTURE, INC.,
                                Registrant




Dated:  July 9, 1999            By:s/Joseph L. Murphy
                                Joseph L. Murphy
                                President (Authorized officer
                                and Principal Financial Officer)