Form 10QSB
period 1999-07-31
JLM COUTURE INC
filed 1999-09-20
CIK 806384

UNITES STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 1999, there were 2,059,905 shares of common stock, par value $.0002 per share.

         Transitional small business disclosure format (check one)

Yes            No   X

                               Page 1 of 15.

                        There is no Exhibit Index.
                                   INDEX





                                                             Page
Part I.  Financial Information:

  Item 1.  Consolidated Financial Statements.

     Consolidated Balance Sheets at July 31, 1999 and
       October 31, 1998                                       3-4

     Consolidated Statements of Income for the three
       and nine months ended July 31, 1999 and 1998             5

     Consolidated Statements of Cash Flows for the
       nine months ended July 31, 1999 and 1998                 6

     Notes to Consolidated Financial Statements               7-9

  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operation.        10-13

Part II.  Other Information:

  Item 6. Exhibits and Reports on Form 8-K.                    14

     Signature                                                 15

                         PART I. FINANCIAL INFORMATION

                       JLM COUTURE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                            July 31,     October 31,
                                              1999          1998
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                 $  148,981    $  107,713
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $340,000 at July 31,
  1999 and $315,000 at October 31, 1998     3,638,003     2,516,511
 Inventories                                3,426,184     2,464,944
 Prepaid expenses and other current assets    437,498       706,240
 Note receivable-current portion               45,000             -

    Total current assets                    7,695,666     5,795,408

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $488,779 at July 31, 1999 and
 $432,665 at October 31, 1998                 219,506       275,555
Goodwill, net                                 257,045       267,608

Samples, net of accumulated amortization
 of $160,846 at July 31, 1999 and
 $63,746 at October 31, 1998                  211,514       357,596
Note receivable-non current portion           405,000             -
Other assets                                  164,302       215,116

                                           $8,953,033    $6,911,283











          See accompanying notes to consolidated financial statements

                       JLM COUTURE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                           July 31,     October 31,
                                             1999          1998
                                          (Unaudited)

Current liabilities
  Revolving line of credit               $  950,000     $  900,000
  Accounts payable                        1,654,351      1,397,639
  Income taxes payable                      569,183         75,436
  Accrued expenses and
    other current liabilities               264,768        230,068

  Total current liabilities               3,438,302      2,603,143

Other liabilities                            37,053         47,639

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,073,348 at July 31, 1999
  and 1,873,348 at October 31, 1998;
  Outstanding 2,043,181 at July 31,
  1999 and 1,853,181 at October 31, 1998        414            374
  Additional paid-in capital              3,219,617      2,769,657
  Retained earnings                       2,459,165      1,668,040

                                          5,679,196      4,438,071

  Less:  Note receivable and accrued
           interest                         (69,015)       (69,015)
         Treasury stock at cost:
          31,167 shares at April 30,
          1999 and 20,167 at October
          31, 1998                         (132,503)      (108,555)

      Total shareholders' equity          5,477,678      4,260,501

                                         $8,953,033     $6,911,283




          See accompanying notes to consolidated financial statements

                             JLM COUTURE, INC.
                             STATEMENT OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1999 AND 1998
                                  (Unaudited)

                         THREE MONTHS ENDED         NINE MONTHS ENDED
                              JULY 31,                   JULY 31,
                         1999          1998          1999          1998


Net sales             $5,409,904    $4,810,067   $14,341,425   $12,578,329

Cost of goods sold     3,268,123     3,026,990     8,722,521     7,690,528

Gross profit           2,141,781     1,783,077     5,618,904     4,887,801

Selling, general and
 administrative
 expenses              1,632,034     1,207,766     4,169,934     3,371,395

Operating Income         509,747       575,311     1,448,970     1,516,406

Interest Expense, net
 of interest income       18,739        16,147        72,435        80,592

Income from operations
 before provision for
 income taxes            491,008       559,164     1,376,535     1,435,814

Provision for income
 taxes                   204,624       252,150       585,410       642,250

Net income            $  286,384    $  307,014   $   791,125   $   793,564

Net income per common
 and common equivalent
 share

Basic                 $     0.14    $     0.17   $      0.39   $      0.43

Diluted               $     0.14    $     0.16   $      0.38   $      0.40

Weighted average number
 of common equivalent
 shares

Basic                  2,043,181     1,835,974     2,011,020     1,830,537

Diluted                2,097,724     1,975,038     2,074,387     1,960,324


                See accompanying notes to financial statements.

                               JLM COUTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       NINE MONTHS ENDED
                                                            JULY 31,
                                                         1999      1998

Cash Flows from Operating Activities
 Net income                                         $   791,125 $ 793,564
   Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                       212,694    62,357
    Provision for doubtful accounts and trade
     discounts                                           25,000   (75,000)
   Changes in operating assets and liabilities
     (Increase) in accounts receivable               (1,146,492) (813,474)
     (Increase) in inventories                         (961,240) (651,161)
     Decrease (Increase) in prepaid expenses
       and other current assets                         268,742  (253,944)
     Decrease in other assets                            50,814    27,537
     Increase in accounts payable                       256,712   593,688
     Increase (decrease) in income taxes
       payable and other current liabilities            528,447   (41,682)
     (Decrease) in long term liabilities                (10,586)  ( 7,608)

 Net Cash (used in) provided by Operating
   Activities                                            15,216  (365,723)

Cash Flows From Investing Activities
  Purchase of property and equipment                          0   (17,278)

Net Cash used in Investing Activities                         0   (17,278)

Cash Flows from Financing Activities
  Net increase from short term
    borrowing                                            50,000   241,207
  Reduction of long-term debt                                 0   (77,951)
  Purchase of Treasury Stock                            (23,948)        0

Net Cash provided by Financing Activities                26,052   163,256

Net increase (decrease) in cash                          41,268  (219,745)
Cash, beginning of year                                 107,713   473,694

Cash, end of period                                 $   148,981 $ 253,949







                See accompanying notes to financial statements.

                       JLM COUTURE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED
                            JULY 31, 1999 and 1998
                                   (Unaudited)



 Supplemental Disclosures of Cash Flow Information;


                                          1999           1998

 Cash paid during the year for:
  Interest                              $ 96,452       $ 79,325
  Income taxes                          $150,000       $518,034

 Non-cash transactions
   Common Stock issued in exchange
    for note receivable from employee   $450,000       $      0










          See accompanying notes to consolidated financial statements

                    JLM COUTURE, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note 1.

     The consolidated balance sheets as of July 31, 1999, the consolidated statements of income for the nine month periods ended July 31, 1999 and 1998 and the consolidated statements of cash flows for the nine month periods ended July 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 1999 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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



Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                           July 31, 1999        October 31, 1998


Raw materials               $2,158,414             $1,629,899
Work-in-process                174,805                128,124
Finished Goods               1,092,965                706,921

                            $3,426,184             $2,464,944



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $1,700,000 with a financial institution. On March 12, 1998, the Company refinanced the line of credit with another financial institution in the amount of $2,000,000. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At July 31, 1999 and October 31, 1998 the Company had borrowed $950,000 and $900,000, respectively, under the revolving line of credit.



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


Note 5.  Bad Debt Expense

     During the quarter ended July 31, 1999, a former significant customer of the Company sold substantially all of its assets to a new entity pursuant to a foreclosure. As a result of that event, management determined that it was unlikely that it would collect its outstanding receivables from that customer. The Company had previously reserved $100,000 against these receivables and recorded an additional $100,000 pretax bad debt expense in the most recent quarter, resulting in fully expensing this loss. The entity that acquired this former customer's assets continues to do substantial business with the Company and is current in its obligations to the Company.

Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.


Results of Operations


     Nine months ended July 31, 1999 as compared to nine months ended July 31, 1998 and three months ended July 31, 1999 as compared to three months ended July 31, 1998.

     For the first nine months of the Company s Fiscal Year ending October 31, 1999 ("Fiscal 1999"), revenues increased to $14,341,425 from $12,578,329, an increase of 14% over the same period a year ago. This increase was due to increased market penetration of the Company s products. Gross profits as a percentage of sales rose slightly to 39.2% from 38.9%. Net income was $791,125 as compared to net income of $793,564 in the first nine months of Fiscal 1998. Per share earnings for this period was $0.39 basic share and $0.38 per diluted share, as compared to $0.43 per basic share and $0.40 per diluted shared a year ago, due to the increased number of shares outstanding. In the current fiscal year, selling, general and administrative expenses as a percentage of sales increased to 29.0% of sales as compared to 26.8% due to increased marketing costs in the first quarter of Fiscal 1999, as well as an increase in bad debt expense due to a large former customer selling substantially all of its assets to a new entity pursuant to a foreclosure.

     For the quarter ended July 31, 1999 ("Fiscal 1999"), revenues increased to $5,409,904 from $4,810,067, an increase of 12.5% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales rose to 39.6% from 37.1% as last years quarter had a larger contribution to sales from the more moderately priced "Occasions" line. Net income for the current three month period was $286,384 a decrease of 6.7% as compared to net income of $307,014 in the third quarter of Fiscal 1999, as the current quarter were impacted by the bad debt write off referred to above. Per share earnings for this period were $0.14 per basic share and diluted shares, as compared to $0.17 per basic share and $0.16 per diluted share a year ago. Selling, general and administrative expenses as a percentage of sales increased to 30.2% of sales as compared to 25.1% due to the bad debt writeoff referred to above, are increased expenditures related to the Company's European operations.


Liquidity and Capital Resources

     The Company's working capital increased to $4,257,364 at July 31, 1999 from $3,192,265 at October 31, 1998. The Company's current ratio was 2.2 to 1 at July 31, 1999 and October 31, 1998.

     During the nine months ended July 31, 1999, the Company generated $15,216 of cash from operating activities, as compared to using $365,723 during the year earlier period. The Company did not use any cash in investing activities in the current year compared to using $17,278 a year ago. The Company generated $26,052 of cash from financing activities during the nine months ended July 31, 1999 as compared to $163,256 a year earlier as the Company did not need to borrow as much money because the operations did not use as much cash as a year ago.


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


Introduction Of The Euro

     On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. The Company's initial international expansion will be in the United Kingdom, which has not adopted the Euro. The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have material adverse effect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


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



                                   JLM COUTURE, INC.
                                   Registrant



                                   By:s/Joseph L. Murphy
                                      Joseph L. Murphy, President
                                      (Duly authorized officer)

Dated:  September 17, 1999