Form 10KSB
period 1999-10-31
JLM COUTURE INC
filed 2000-02-01
CIK 806384

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-KSB

[X]               Annual Report under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

              For the Fiscal Year Ended October 31, 1999

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

     The issuer's revenues for its most recent fiscal year were $18,097,989.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by NASDAQ on January 26, 2000 was approximately $2,207,181.

     As of January 26, 2000, the registrant had outstanding 2,059,905 shares of Common Stock, par value $.0002 per share.

     The Proxy Statement of the registrant to be filed on or before February 28, 2000 is incorporated herein by reference.

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

     The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items (the "Private Collection," "Lazaro" and "Alvina Valenta" lines) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect its emphasis on quality and design originality. Wholesale prices for the Company's bridesmaid and bridal gowns range from $90 to $120 and $750 to $1,500, respectively, with suggested retail prices ranging from $180 to $240 for bridesmaid gowns and $1,500 to $3,000 for bridal gowns.

     The Company added the Alvina Valenta line through its acquisition of Alvina during its fiscal year ended October 31, 1997. The Company also produces a line of less expensive bridal gowns called "Visions," which is styled similar to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $395 to $550 and the retail prices range from $800 to $1,100.

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

     The Company has identified bridal boutiques or bridal departments in women's clothing stores to market its products. Since the Company's acquisition of Alvina, distribution of the Alvina line has increased from 25 stores to over 55 stores. During its fiscal year ended October 31, 1999 ("Fiscal 1999") and its fiscal year ended October 31, 1998 ("Fiscal 1998"), no customer accounted for more than ten percent of the Company's sales.

     The Company's lines of gowns for its new seasons are generally introduced at fashion shows held at the Company's showroom or at fashion shows held at a New York City location. There are generally two seasons per year, one in the Spring and one in the Fall. The Company also displays its products at regional markets and periodic bridal fashion shows sponsored by its retail customers at the retail customer's showroom, sometimes called "trunk shows." These trunk shows are generally supported with local advertising paid for by the Company's retail customer.

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

     The primary raw materials necessary for the Company's business are quality fabrics, such as silks, taffetas and laces. The
Company maintains a minimum inventory of these raw materials.
Generally, the Company has been able to obtain necessary materials relatively easily.

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

     In an effort to establish a presence in Europe, the Company hired a sales representative located in England to market its Occasions Bridesmaids and Lazaro and Visions bridal gowns to the European community. Such activities have not been significant to date.


     The Company employs approximately 60 full-time employees. The Company also employs seven full-time sales people under Mr.
Murphy's direction.


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

     None.


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

Quarter Ended            High Bid  Low Bid

Fiscal 1999

January 31, 1999         $4.0625    $2.0625
April 30, 1999            3.00       1.875
July 31, 1999             2.40625    1.875
October 31, 1999          2.65625    1.375


Fiscal 1998

January 31, 1998         $6.625     $3.75
April 30, 1998            4.3125     3.375
July 31, 1998             4.15625    2.375
October 31, 1998          3.00       2.125

     On January 18, 2000, the closing bid and ask prices in the Over-the-Counter market for the Common Stock as reported by NASDAQ were $1.9375 and $2.125, respectively.

     (b) At January 26, 2000, there were approximately 152 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" names.

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


Results of Operations - Fiscal 1999 as Compared to Fiscal 1998.


     For Fiscal 1999, revenues were $18,097,989 as compared to $15,704,889 in Fiscal 1998, an increase of $2,393,100 or 15.2%.
This increase was due to increased market penetration of the Company's products.

     The Company's gross profit margin increased in Fiscal 1999 to 41.2% from 39.7% in Fiscal 1998. The Company attributes the increase in its gross profit margin to pricing increases during the year as well as increased operating efficiencies created by the higher sales volume.

     Selling, general and administrative ("SG&A") expenses decreased to 32.1% of net sales in Fiscal 1999 as compared to 33.2% of sales in Fiscal 1998. The decrease was a result of decreased marketing costs that were partially offset by an expansion of its sales force in certain geographical areas including Eurpoe as well as a one-time bad debt expense resulting from a large customer's insolvency.

     The Company generated net income of $880,169, or $0.44 per share ($0.43 on a diluted basis), for Fiscal 1999 as compared to net income of $547,108, or $0.30 per share ($0.28 on a diluted basis) for Fiscal 1998. The increase in net income for Fiscal 1999 was due primarily to higher sales volume coupled with a rising gross profit margin.


Liquidity and Capital Resources

     The Company's working capital increased to $4,269,262 at October 31, 1999 from $3,192,265 at October 31, 1998, an increase of $1,076,997. The Company's current ratio was 2.7 to 1 at October 31, 1999 as compared to 2.2 to 1 at October 31, 1998.

     During Fiscal 1999, net cash provided by the Company's operating activities was $303,556 as compared to cash used by operating activities of $280,193 in Fiscal 1998. Cash flow from operations increased in Fiscal 1999 primarily due to an increase in net income as well as a reduction in prepaid expenses and an increase in income taxes payable in the current year. These gains were partially offset by increases in accounts receivable and inventory and a reduction in accounts payable in the current year.

     Cash used in investing activities in Fiscal 1999 was $28,051 as compared to $57,315 in Fiscal 1998, as the Company spent less on the purchase of property and equipment in Fiscal 1999.

     Cash used in financing activities in Fiscal 1999 was $202,502 as compared to cash used in financing activities of $28,473 in Fiscal 1998. This was primarily a result of the Company reducing its revolving credit borrowings by $150,000 in Fiscal 1999 as compared to increasing borrowings by $107,293 in Fiscal 1998.

     In March 1998, the Company entered into a $2,000,000 loan agreement with Israel Discount Bank of New York (the "Credit Line"). The loan agreement calls for interest to be charged at the prime interest rate. The loan is secured by a first lien on all of the Company's accounts receivable, cash, securities, deposits and general intangibles.

     Funds generated from operations along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements in the foreseeable future.


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


Year 2000 Compliance

     The Company completed its project that addresses the Year 2000
(Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. The Company has completed all programming changes required to make its computer system Y2K complaint. JLM's computer systems recognize date sensitive information with dates after December 31, 1999. The total cost incurred to convert the system had a minimal impact on earnings.


Recent Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. This standard is effective for the Company's Fiscal year beginning November 1, 1998. Financial statement disclosures for prior periods are required to be restated. The Company adopted SFAS No. 130 in the first quarter of Fiscal 1999.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information,". This pronouncement establishes standards for companies to report information about operating segments in financial statements based on the approach that management utilizes to organize the segments within the company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's Fiscal year beginning November 1, 1998.
Financial statement disclosures for prior periods are required to be restated. The Company adopted SFAS No. 131 during Fiscal 1999, however, management considers the Company to be operating under one segment and no additional disclosure is necessary.


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

   Title of Document                                  Page


Report of Independent Public Accountants              F-1

Balance Sheets as of October 31, 1999                 F-2 - F-3
   and 1998

Consolidated Statements of Operations for the
   Years Ended October 31, 1999 and 1998              F-4

Consolidated Statements of Shareholders' Equity
   for the Years Ended October 31, 1999 and 1998      F-5 - F-6

Consolidated Statements of Cash Flows for the
   Years Ended October 31, 1999 and 1998              F-7 - F-8

Notes to Consolidated Financial Statements            F-9 - F-22


ITEM 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.


                             PART III


     The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2000.

                             PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

3.1 The Company's Certificate of Incorporation, as amended, dated December 30, 1994, incorporated by reference to
          Exhibit 3.1 of the Company's Annual Report on Form 10-KSB filed for its fiscal year ended October 31, 1995 (the "1995 10-KSB").

3.2       The Company's By-Laws are incorporated by reference to
          Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18 ("Form S-18").

10.1      Form of Stock Option Plan is incorporated by reference to
          Exhibit 10.02 to the Form S-18.

10.2      Amendment No. 1 dated November 1, 1998 to Employment
          Agreement dated January 1, 1996 between the Company and
          Mr. Lazaro Perez incorporated by reference to Exhibit
          10.2 of the Company's Annual Report on Form 10-KSB filed for its fiscal year ended October 31, 1998 (the "1998 10-KSB").

10.3      Security Agreement between Israel Discount Bank of New
          York and JLM Couture, Inc. dated March 1998 incorporated by reference to Exhibit 10.3 of the Company's 1998 Form
          10-KSB.

10.4      Amendment No. 2 dated May 19, 1998 to Employment
          Agreement dated February 1, 1995 between the Company and Mr. Joseph L. Murphy incorporated by reference to Exhibit
          10.4 to the Company's 1998 Form 10-KSB.

10.5      Pledge Agreement dated as of December 22, 1998 between
          Joseph L. Murphy and the Company.

10.6 Subscription Agreement dated as of December 22, 1998 between Joseph L. Murphy and the Company.

10.7      Promissory Note dated as of December 22, 1998 by Joseph
          L. Murphy to the Company.

23.1      Consent of Arthur Andersen LLP dated January 31, 2000.

27        Financial Data Schedule

     (b)  Reports on Form 8-K.

     During the last quarter of Fiscal 1999, the Company filed no reports on Form 8-K.

                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JLM COUTURE, INC.




Dated: January 31, 2000               By:/s/Joseph L. Murphy
                                         Joseph L. Murphy,
                                         President



     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Name                     Capacity                    Date


/s/Daniel M. Sullivan    Chairman of the Board      January 31, 2000
Daniel M. Sullivan       of Directors



/s/Joseph L. Murphy      President and Director     January 31, 2000
Joseph L. Murphy         (principal executive and
                         financial officer)


/s/Joseph E. O'Grady     Secretary and Director      January 31, 2000
Joseph E. O'Grady







N:\RSKLAW\HJELM\10KSB-99.O31

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To JLM Couture, Inc.


     We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation) and subsidiary as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and subsidiary as of October 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                     ARTHUR ANDERSEN LLP

New York, New York
January 18, 2000

                 JLM COUTURE, INC. AND SUBSIDIARY
               Consolidated Balance Sheets as of
                   October 31, 1999 and 1998




                                          1999            1998



Current Assets:
 Cash                                  $  180,716      $  107,713
 Accounts receivable, net of
  allowance for doubtful
  accounts, trade discounts
  and sales returns of $300,000
  at October 31, 1999 and $315,000
  at October 31, 1998                   2,873,319       2,516,511
 Inventories                            3,241,480       2,464,944
 Prepaid expenses and other
  current assets                          336,346         706,240
 Deferred income taxes                     56,934               -
 Note receivable from shareholder          45,000               -

   Total current assets                 6,733,795       5,795,408

Equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization of
 $502,656 at October 31, 1999 and
 $432,665 at October 31, 1998             233,615         275,555

Goodwill, net                             253,524         267,608

Samples, net of accumulated
 amortization of $134,851 at
 October 31, 1999 and
 $63,746 at October 31, 1998              324,833         357,596

Other assets                               87,530         215,116

                                       $7,633,297      $6,911,283








The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                JLM COUTURE, INC. AND SUBSIDIARY
               Consolidated Balance Sheets as of
                   October 31, 1999 and 1998
                          (continued)

                                         1999           1998

Current Liabilities:
 Revolving line of credit             $  750,000     $  900,000
 Accounts payable                        693,253      1,397,639
 Accrued expenses and
  other current liabilities              313,568        230,068
 Income taxes payable                    707,712         75,436

   Total current liabilities           2,464,533      2,603,143

Other Liabilities                         33,696         47,639

Commitments and Contingencies
 (Note 12)

Shareholders' Equity:
 Preferred stock, $.0001 par
  value:  Authorized 1,000,000
  shares; Issued and outstanding
  - none
 Common stock, $.0002 par                      -              -
  value:  Authorized 10,000,000
  shares; Issued 2,059,905 at
  October 31, 1999 and 1,873,348
  at October 31, 1998;
  Outstanding 2,012,905 at
  October 31, 1999 and 1,838,905
  at October 31, 1998                        411            374
 Additional paid-in capital            3,175,237      2,769,657
 Retained earnings                     2,548,209      1,668,040

                                       5,723,857      4,438,071
 Less: Note receivable and
        accrued interest                (467,465)       (69,015)
       Treasury stock, at cost:
        47,000 shares at October 31,
        1999 and 34,443 shares at
        October 31, 1998                (121,324)      (108,555)

   Total shareholders' equity          5,135,068      4,260,501

                                      $7,633,297     $6,911,283




The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 JLM COUTURE, INC. AND SUBSIDIARY
             Consolidated Statements of Operations
         For the Years Ended October 31, 1999 and 1998




                                      1999             1998


Net sales                         $18,097,989      $15,704,889
Cost of goods sold                 10,646,955        9,476,902

Gross profit                        7,451,034        6,227,987
Selling, general and
 administrative expenses            5,815,061        5,220,197

Operating income                    1,635,973        1,007,790

Interest expense, net of interest
 income of $22,789 and $12,856 for
 1999 and 1998, respectively           87,235           93,739

Income before provision for
 income taxes                       1,548,738          914,051
Provision for income taxes            668,569          366,943

Net income                        $   880,169      $   547,108

Net income per weighted
 average number of common and
 common equivalent share:

 Basic                                  $0.44            $0.30

 Diluted                                $0.43            $0.28

Weighted average number of
 common and common equivalent
 shares outstanding:

 Basic                              2,003,735        1,833,827

 Diluted                            2,054,517        1,956,093




The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             JLM COUTURE, INC. AND SUBSIDIARY
                            Statements of Shareholders' Equity
                       For the Years Ended October 31, 1999 and 1998


                                                                 Notes                 Total
                                          Additional             Receivable            Share-
                        Common Stock      Paid-in     Retained   and Accrued  Treasury holders'
                     Shares     Amount    Capital     Earnings   Interest     Stock    Equity

Balance October 31,  1,828,973  365       2,678,774   1,120,932  (62,075)      (4,990)   3,733,006
 1997

Purchase of Treasury    -        -           -            -         -          (103,565) (103,565)
 Stock

Compensation Expense    -        -        7,109           -         -               -    7,109
 Related to the
 Issuance of Common
 Stock and Stock Options

Exercise of Common   44,375      9        55,547          -         -               -    55,556
 Stock Options

Accrued Interest on     -        -           -            -       (3,134)           -    (3,134)
 Notes Receivable

Note Receivable Due From -       -           -            -       (3,806)           -    (3,806)
 Employees Issued
 Upon Exercise
 of Options

Tax Benefit From         -       -         28,227         -          -               -   28,227
 Exercise of Common
 Stock Options

Net Income               -       -           -         547,108       -               -   547,108

Balance October 31,    1,873,348 $374      $2,769,657  $1,668,040  $(69,015)  $(108,555) $4,260,501
 1998

Retirement of Treasury (15,943)  (3)       (56,737)        -              -   56,740        -
 Stock, at cost

Purchase of Treasury     -        -           -            -              -   (69,509)   (69,509)
 Stock

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             JLM COUTURE, INC. AND SUBSIDIARY
                            Statements of Shareholders' Equity
                         For the Years Ended October 31, 1999 and 1998



                                                                   Notes                     Total
                                            Additional             Receivable                Share-
                             Common Stock    Paid-in    Retained   and Accrued   Treasury    holders'
                          Shares    Amount   Capital    Earnings   Interest      Stock       Equity


Compensation Expense        -         -       5,100       -          -            -           5,100
 Related to the
 Issuance of Stock Options

Exercise of Stock           2,500     -       7,257       -          -            -           7,257
 Options

Accrued Interest on         -         -         -         -          (3,200)      -           (3,200)
 Notes Receivable

Payment on Note Receivable  -         -         -         -          9,750        -           9,750

Shares issued to Joe Murphy 200,000   40        449,960   -          (450,000)    -            -
 for Note Receivable

Reclass to Receivable Payment   -      -        -         -          45,000       -            -
 on Note Receivable from Joe
 Murphy received subsequent to
 year-end

Net Income                   -         -        -         880,169     -           -            880,169

Balance October 31,          2,059,905 $411     $3,175,237 $2,548,209 $(467,465)  $(121,324)   $5,135,068
 1999









The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                JLM COUTURE, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows
            For the Years Ended October 31, 1999 and 1998




                                             1999         1998


Cash flows from operating activities:
Net income                                $ 880,169    $ 547,108
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization              155,180       82,283
 Provision for doubtful accounts            (15,000)     235,570
 Inventory obsolescence reserve              60,000            -
 Accrued interest income on note
  receivable                                 (3,200)      (3,134)
 Compensation expense on issuance
  of stock options and common stock           5,100        7,109
 Changes in assets and liabilities:
   Increase in accounts receivable         (341,808)    (209,299)
   Increase in inventories                 (836,536)    (552,895)
   Decrease/(Increase) in prepaid
    expenses and other current assets       369,894     (341,249)
   Decrease/(Increase) in samples and
    other assets                             89,244     (211,057)
   (Decrease)/Increase in accounts
    payable                                (704,386)     440,789
   Increase in accrued expenses
    and other current liabilities            26,566       65,346
   Increase/(Decrease) in income
    taxes payable                           632,276     (326,822)
   (Decrease) in other long-term
    liabilities                             (13,943)     (13,942)
   Net cash provided by (used in)
    operating activities                    303,556     (280,193)

 Cash flows from investing activities:
   Purchase of property and equipment       (28,051)     (57,315)
   Net cash used in investing activ-
    ities                                   (28,051)   $ (57,315)









The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                   JLM COUTURE, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows
            For the Years Ended October 31, 1999 and 1998
                             (Continued)



                                                1999        1998


Cash flows from financing activities:
 Net (reductions) borrowings of
  revolving line of credit                  $(150,000)   $107,293
 Repayments of notes payable                     -        (83,951)
 Payments on note receivable                    9,750        -
 Proceeds from stock option exercise            7,257        -
 Purchase of treasury stock                   (69,509)    (51,815)

 Net cash used in financing activities       (202,502)    (28,473)

 Net increase (decrease) in cash               73,003    (365,981)
 Cash, beginning of year                      107,713     473,694

 Cash, end of year                          $ 180,716    $107,713




     Supplemental Disclosures of Cash Flow Information


 Cash paid during the year for:
  Interest                                   $ 81,788    $ 96,045
  Income taxes                               $150,000    $518,034


 Non-cash transactions:
  Tax benefit from exercise of
  stock options                              $   -       $ 28,227
 Common Stock issued in exchange
  for note receivable from employees         $450,000    $  3,806






The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998

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

          Prepaid Advertising and Marketing Costs

          Prepaid advertising and marketing costs include costs of advertisements that have not been published. Upon publishing of an advertisement, the related cost is expensed by the Company. Adverstising expenses for the

                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998
                          (continued)




          years ended December 31, 1999 and 1998 were $2,299,857 and $1,720,082 respectively.

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

          Long-Lived Assets

          During its Fiscal year ended October 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets," ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred.

          Revenue Recognition

          Revenue is recognized upon shipment and acceptance by the customer.


                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998
                          (continued)

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

          Comprehensive Income

          In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The Company adopted SFAS No. 130 during the first quarter of Fiscal 1999, and

                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998
                      (continued)


          has no comprehensive income components to report.

          Earnings per Share

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted effective November 1, 1998, establishes new standards for computing and presenting earnings per share ("EPS"). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.
          Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Certain options and warrants have been excluded from the calculation of diluted EPS, as their effect is anti-dilutive.

          A reconciliation of the weighted average number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding assuming dilution is as follows:
                                     Years Ended October 31,

                                       1999            1998

Basic weighted average              2,003,735         1,833,827
 common shares outstanding
Effect of dilutive securities:
  Stock options                        50,782           121,898
  Warrants                                  -               368
Diluted weighted average
 common shares outstanding          2,054,517         1,956,093


          New Accounting Pronouncements

          In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement establishes standards for companies to report information about operating segments in financial statements based on the approach that management utilizes to organize the segments within the company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 during Fiscal 1999, however, management views Company operations as one segment. In addition, new European

                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998
                          (continued)


          operations accounted for only approximately $300,000 of revenue during 1999. As such, no advertising disclosure is necessary.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative and Hedging Activities", which must be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, requires the recognition of all derivatives as either assets or liabilities in the balance sheets and measurement of those instruments at fair value. The Company has not entered into any derivative or hedging activities.


Note 3.   Inventories

          Inventories consisted of the following:

                                              October 31,

                                        1999            1998

          Raw materials              $2,094,866      $1,629,899
          Work-in-process               128,564         128,124
          Finished goods              1,018,050         706,921

                                     $3,241,480      $2,464,944


          Raw materials is shown net of a $60,000 obsolescence reserve.


Note 4.   Prepaid Expenses and Other Current Assets

          Prepaid expenses and other current assets consisted of the following:

                                              October 31,

                                         1999            1998

          Prepaid advertising and     $  310,516      $  640,488
           marketing costs
          Other                           25,830          67,752
                                      $  336,346      $  706,240

                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998
                          (continued)


Note 5.   Equipment and Leasehold Improvements

          Equipment and leasehold improvements are summarized as follows:
                                               October 31,

                                         1999            1998

          Furniture and equipment     $  511,469      $  488,036
          Leasehold improvements         190,540         185,922
          Leased equipment                34,261          34,261

                                         736,270         708,219
          Less:  Accumulated
           depreciation and
           amortization                 (502,655)       (432,664)

          Equipment and leasehold
           improvements, net          $  233,615      $  275,555



Note 6.   Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities are summarized as follows:

                                               October 31,

                                         1999            1998

               Payroll and related
                expenses              $  265,578      $   85,952
               Other                      47,990          46,442

                                      $  313,568      $  230,068


Note 7.   Revolving Line of Credit and Long-term Debt

          Revolving Line of Credit

          At October 31, 1999 and 1998, the Company had lines of credit agreements available for up to $2,000,000. At October 31, 1999 and 1998, the Company had borrowed $750,000 and $900,000, respectively, under the lines of credit agreements.


                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998
                          (continued)


          In March 1998, the Company entered into a line of credit agreement with Israel Discount Bank of New York ("IDB"). The proceeds of the credit facility were initially used to repay amounts outstanding under the Company's previous line of credit facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum of $2,000,000. Based on eligible accounts receivable at October 31, 1999, $1,250,000 was available for future borrowing. The line of credit facility is secured by the Company's cash, accounts receivable, securities, deposits and general intangibles. Interest is charged at the prime rate (8.25% at October 31, 1999). The line of credit agreement will automatically renew each year unless either party provides 60 days notice to terminate the line of credit agreement. Interest expense charged to operations related to the IDB line of credit facility totaled $80,498 for the year ended October 31, 1999.


Note 8.   Income Taxes

          The provision for income taxes for the years ended
          October 31, 1999 and 1998, consist of the following:


                                           1999          1998
               Current:
               Federal                   $643,892      $153,635
               State and local            139,948        51,682

                                         $783,840      $205,317
               Deferred:
               Federal                   (116,835)     $125,081
               State and local              1,564        36,545

                                         (115,271)     $161,626

                                         $668,569      $366,943











                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 1999 and 1998
                          (continued)


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October 31, 1999 and 1998, is as follows:


                                                 1999     1998


     Statutory Federal income tax at
      applicable rates                            34%      34%
     State and local taxes, net of
      federal tax benefit                          6%       6%
     Nondeductible expenses                        1%       2%
     Other                                         2%      (2%)

                                                  43%      40%



     The components of deferred income tax assets and liabilities are as follows:


                                             October 31,

                                         1999           1998


Deferred Tax Assets:
 Allowance for doubtful accounts     $   129,000    $   135,450
 Other liabilities and accruals          102,775        104,332

  Total deferred tax assets              231,775        239,782

Deferred Tax Liabilities:
 Prepaid advertising and
  marketing expenses                    (175,407)      (275,410)
 Capitalized design costs                      -        (22,708)

  Total deferred tax liabilities        (175,407)      (298,118)

Net deferred tax asset (liability)   $    56,368    $   (58,336)

                 JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 1999 and 1998
                           (continued)


          Deferred income taxes are provided on temporary differences between financial statement and taxable income. Realization of deferred income taxes is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that its deferred tax assets will be realized.


Note 9.   Shareholders' Equity

          During Fiscal 1999 and Fiscal 1998, the Company repurchased 28,500 and 18,500, shares of Common Stock, respectively, in the open market at a cost of $69,509 and $51,815, respectively.

          Warrants- In connection with a private placement completed during November 1996, the Company granted to the investors, warrants to purchase 7,500 shares of the Company's Common Stock exercisable at $4.37 per share which expire December 31, 2001 and warrants to purchase 15,000 shares of Common Stock exercisable at $6.62 per share which expire December 31, 2001. The investors were granted registration rights whereby the Company agreed to use its best efforts to include the shares in any registration statement filed by the Company to publicly offer the Company's securities.

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




                JLM COUTURE, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements
           For the Years Ended October 31, 1999 and 1998
                            (continued)


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



          The following table summarizes data relating to non-incentive plan options and incentive plan options:


                                      Incentive           Non-Incentive

                                   1999       1998       1999      1998


          Options outstanding
           at the beginning of
           the year              145,625     40,000    443,000   259,666
          Options granted              -    110,000          -   230,000
          Options expired        (30,000)         -          -    (8,333)
          Options exercised       (2,500)    (4,375)         -   (38,333)

          Options outstanding
           at the end of the
           year                  113,125    145,625    443,000   443,000

          Options exercisable
           at the end of the
           year                   42,272     72,292    273,000   273,000














                 JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 1999 and 1998
                           (continued)


          The exercise prices of the options outstanding at October 31, 1999 and 1998 range from $.87 to $4.625. At October 31, 1999, there are options covering 150,000 shares of Common Stock available for future grant under the 1996 Plan.

          During Fiscal 1998, an employee exercised stock options to acquire 38,333 shares of Common Stock at an exercise price of $1.35 per share. The employee tendered 14,276 shares of Common Stock to the Company in exchange for the option exercised. The shares of Common Stock tendered by the employee had been outstanding for many years. The tendered shares of Common Stock have been included in treasury stock in the accompanying financial statements.

          As a result of individuals exercising their non-incentive stock options in Fiscal 1998, the Company realized an income tax benefit of $28,227. The benefit was utilized to reduce current income taxes payable and the benefits were recorded in additional paid-in capital in the accompanying, consolidated balance sheets as of October 31, 1998.

          Effective November 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting for Stock Compensation." As permitted by the statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25. Accordingly, no compensation expense has been recognized for stock-based compensation given to employees, since the options granted were at prices that equaled or exceeded their fair market value at the date of grant. If compensation expense for the Company's stock options issued in Fiscal 1999 and Fiscal 1998 had been determined based on the fair value method of accounting, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                 JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 1999 and 1998
                           (continued)


                                              For The Years Ended
                                            October 31,

                                        1999            1998


               Net income --
                 As reported           $880,169       $547,108
                 Pro forma             $598,306       $333,670

               Basic earnings
               per share --
                 As reported              $0.44          $0.30
                 Pro forma                $0.30          $0.18

               Diluted earnings
               per share --
                 As reported              $0.43          $0.28
                 Pro forma                $0.29          $0.17



     The fair value of issued stock options was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted:


                                              For The Years Ended
                                             October 31,

                                        1999            1998

               Weighted average
                market price at
                date of grant           $1.97           $2.64
               Risk free interest
                rate                     5.9%            5.6%
               Volatility factor          76%             81%
               Expected life of
                the stock options        3.0 yrs.        3.6 yrs.


     During the year, the Company granted 23,000 non-plan stock options to three employees at a grant price that approximates fair-value. These options are exercisable immediately for up to three years from date of grant, however, the shares of Common Stock issuable upon exercise of these options are restricted for one year.

                 JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 1999 and 1998
                           (continued)


Note 10.  Related Party Transactions

          Notes Receivable - Sale of Stock

          On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of Common Stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 1999 and 1998 was $62,465 and $65,209, respectively.
          Periodically, compensation expense has been recorded for the difference between the original price and the current fair value of the Common Stock, which as of yet has not been paid for by the executive.

          On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. This first installment was paid subsequent to year end.


Note 11.  Commitments and Contingencies

          Lease Commitments

          The Company leases office, production, and retail facilities under leases expiring through 2003. Minimum annual rentals under such leases are as follows:


               Year Ending
               October 31,

                 2000               214,426
                 2001               203,840
                 2002               136,834
                 2003                28,500

                                   $583,600



                         JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 1999 and 1998
                           (continued)


          Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 1999 and 1998, amounted to $295,612 and $290,402, respectively.


          Employment Agreements

          The Company has employment agreements with three of its key employees terminating from June 2001 to December 2005. Total compensation expense under the terms of these agreements for the years ended October 31, 1999 and 1998 was $606,296 and $535,630, respectively.

          Future minimum commitments under these employment agreements are as follows:



                         Year Ending October 31,


                         2000        $  398,000
                         2001           325,000
                         2002           155,000
                         2003           155,000
                         Thereafter     205,000

                                     $1,238,000

                          EXHIBIT INDEX



10.5      Pledge Agreement dated as of December 22, 1998 between
          Joseph L. Murphy and the Company.

10.6 Subscription Agreement dated as of December 22, 1998 between Joseph L. Murphy and the Company.

10.7      Promissory Note dated as of December 22, 1998 by Joseph
          L. Murphy to the Company.

          23.1      Consent of Arthur Andersen LLP dated January 31, 2000.

27        Financial Data Schedule