Form 10QSB
period 2000-01-31
JLM COUTURE INC
filed 2000-03-21
CIK 806384

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

Yes  X         No

     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of March 17, 2000 was 2,070,530.

                        JLM COUTURE, INC.


                              INDEX




Part I.  Financial Information:


     Item 1.   Financial Statements.

               Consolidated Balance Sheets at
               January 31, 2000 (unaudited) and
               October 31, 1999                                 3-4

               Consolidated Statements of Income
               for the Three Months ended January 31,
               2000 and 1999 (unaudited)                          5

               Consolidated Statements of Cash Flows
               for the Three Months ended January 31,
               2000 and 1999 (unaudited)                        6-7

               Notes to Consolidated Financial Statements       8-9


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                    10-12


Part II.  Other Information:


     Item 2.   Changes in Securities and Use of Proceeds.        13

     Item 6.   Exhibits and Reports on Form 8-K.                 13


Signature                                                        14



                  PART I. FINANCIAL INFORMATION

                JLM COUTURE, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS

                               ASSETS


                                           January 31,    October 31,
                                              2000           1999
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                    122,031        180,716
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $325,000 at January 31,
  2000 and $300,000 at October 31, 1999     3,442,267      2,873,319
 Inventories                                3,352,119      3,241,480
 Prepaid expenses and other current assets    363,995        336,346
 Deferred income taxes                         56,934         56,934
 Note receivable-current portion                    -         45,000

    Total current assets                    7,337,346      6,733,795

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $520,787 at January 31, 2000 and
 $502,656 at October 31, 1999                 234,918        233,615
Goodwill, net                                 250,003        253,524

Samples, net of accumulated amortization
 of $134,851 at January 31, 2000 and
 $210,705 at October 31, 1999                 248,979        324,833
Other assets                                   95,474         87,530

                                           $8,166,720     $7,633,297


      See accompanying notes to consolidated financial statements





                  JLM COUTURE, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                          January 31,   October 31,
                                             2000          1999
                                          (Unaudited)

Current liabilities
  Revolving line of credit                  850,000        750,000
  Accounts payable                        1,067,521        693,253
  Income taxes payable                      677,276        707,712
  Accrued expenses and
    other current liabilities               192,899        313,568

  Total current liabilities               2,787,696      2,464,533


Other liabilities                            30,210         33,696


Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,059,905 at January 31, 2000
  and 2,012,905 at October 31, 1999;
  Outstanding 2,059,905 at January 31,
 2000 and 2,012,905 at October 31, 1999         411            411
  Additional paid-in capital              3,175,237      3,175,237
  Retained earnings                       2,758,005      2,548,209

                                          5,933,653      5,723,857

  Less:  Note receivable and accrued
           interest                        (463,515)      (467,465)
         Treasury stock at cost:
          47,000 shares at January 31,
          2000 and October 31, 1999        (121,324)      (121,324)

      Total shareholders' equity          5,348,814      5,135,068

                                         $8,166,720     $7,633,297


      See accompanying notes to consolidated financial statements


                  JLM COUTURE, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                             (Unaudited)



                                   2000              1999

Net sales                       $4,005,801       $3,762,110

Cost of goods sold               2,440,249        2,234,504

Gross profit                     1,565,552        1,527,606

Selling, general and
 administrative
 expenses                        1,181,629        1,178,814

Operating Income                   383,923          348,792

Interest expense, net
 of interest income of
 $5,884 and $214 for 2000
 and 1999, respectively             16,127           24,250

Income operations before
 provision for income
 taxes                             367,796          324,542
Provision for income
 taxes                             158,000          137,930

    Net income                  $  209,796       $  186,612

Net income per weighted
 average number of common
 and common equivalent
 share:

    Basic                       $      .10       $     0.10

    Diluted                     $      .10       $     0.09

Weighted average number
 of common and common
 equivalent shares
 outstanding:

    Basic                        2,012,905        1,942,311

    Diluted                      2,047,162        2,019,893


      See accompanying notes to consolidated financial statements



                  JLM COUTURE, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED
                      JANUARY 31, 2000 and 1999
                                 (Unaudited)



                                                  2000           1999

Cash Flows From Operating Activities
 Net Income                                     $209,796       $186,612
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                    97,506         82,881
 Provision for doubtful accounts and
  trade discounts                                 25,000        110,000
 Changes in operating assets and liabilities
   Increase in accounts receivable              (593,948)      (884,386)
   Increase in inventories                      (110,639)      (352,264)
   Increase in prepaid
    expenses and other current assets            (27,649)       (17,151)
   (Increase) decrease in other assets            (7,944)        47,825
   Increase in accounts payable                  374,268        348,769
   Increase (decrease) in income taxes
     payable and accrued expenses and other
     current liabilities                        (151,105)       137,007
   Decrease in long term liabilities              (3,486)        (3,486)

Net Cash (Used In) Operating Activities         (188,201)      (344,193)

Cash Flows From Investing Activities
   Purchase of property and equipment            (19,434)             -

Cash Flows from Financing Activities
 Net proceeds from
   revolving line of credit                      100,000        350,000
 Payment on notes received                        48,950              -

Net Cash provided by Financing Activities        148,950        350,000

Net increase (decrease) in cash                  (58,685)         5,807
Cash, beginning of year                          180,716        107,713

Cash, end of period                             $122,031       $113,520




       See accompanying notes to consolidated financial statements



                   JLM COUTURE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                       JANUARY 31, 2000 and 1999
                                 (Unaudited)




 Supplemental Disclosures of Cash Flow Information;


                                          2000           1999

 Cash paid during the year for:
  Interest                              $ 16,118       $ 24,464

  Income taxes                           190,000              0

 Non-cash transactions
   Common Stock issued in exchange
    for note receivable from employee   $      0       $450,000



       See accompanying notes to consolidated financial statements

                    JLM COUTURE, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.

     The consolidated balance sheets as of January 31, 2000, the consolidated statements of income for the three month periods ended January 31, 2000 and 1999 and the consolidated statements of cash flows for the three month periods ended January 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2000 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 1999 which was filed with the Securities and Exchange Commission.

Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                          January, 31, 2000     October 31, 1999


Raw materials               $1,956,018             $2,094,866
Work-in-process                311,664                128,564
Finished Goods               1,084,437              1,018,050

                            $3,352,119             $3,241,480




Note 3. Revolving Line of Credit

     The Company has an available line of credit of up to $2,000,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At January 31, 2000 and October 31, 1999 the Company had borrowed $850,000 and $750,000, respectively, under the revolving line of credit.





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



                      JLM COUTURE, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations


     Three months ended January 31, 2000 as compared to three months ended January 31, 1999.

     For the first three months of the Company's fiscal year ending
October 31, 2000 ("Fiscal 2000"), revenues increased to $4,005,801 from $3,762,110, an increase of 6.5% over the same period a year ago. The increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales decreased to 39.1% compared to 40.6% in the first three months of the prior year. This was due to a greater sales increase in the more moderately priced, Occassions bridesmaid line, as compared to the higher priced bridal lines. Selling, general and administrative expenses as a percentage of net sales was 29.5% in the current period as compared to 31.3% in the prior period. Net income was $209,796 or $.10 per basic share and diluted share for this period as compared to net income of $186,612 or $.10 per basic share and $.09 per diluted share in the first three months of Fiscal 1999.


Liquidity and Capital Resources

     The Company's working capital increased to $4,549,650 at January 31, 2000 from $4,269,262 at October 31, 1999. The
Company's current ratio decreased to 2.6 to 1 at January 31, 2000 from 2.7 to 1 at October 31, 1999.

     During the three months ended January 31, 2000, the Company used $188,201 from operating activities as compared to using
$344,193 during the year earlier period. This was as a result of the Company's receivables and inventories growing at a lower amount in the current period as compared to the year earlier period. The Company used $19,434 in investing activities during the three months ended January 31, 2000 as compared to $0 for January 31, 1999, as the Company purchased equipment in the current fiscal quarter. The Company generated
$148,950 from financing activities during the three months ended
January 31, 2000 as compared to $350,000 in the year earlier period, as the Company's need for increased short-term borrowings was less in the current fiscal quarter.

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



Dated:  March 20, 2000                JLM COUTURE, INC.,
                                      Registrant

                                      By:s/Joseph L. Murphy
                                         Joseph L. Murphy
                                         President (Authorized
                                         officer and Principal
                                         Financial Officer)