Form 10QSB
period 2000-04-30
JLM COUTURE INC
filed 2000-06-19
CIK 806384

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2000


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                .


Commission file number  0-19000


                          JLM COUTURE, INC.
(Exact name of small business issuer as specified in its charter)


           Delaware                      13-3337553
(State or other jurisdiction of          (IRS Employer
incorporation or organization)           Identification No.)


         225 West 37th Street, New York, New York  10018
             (Address of principal executive offices)


                        (212) 921-7058
                   (Issuer's telephone number)



(Former name, former address and former fiscal year, if changed since last report)


     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of June 12, 2000 was 2,120,530.


     Transitional Small Business Disclosure Format (check one):

Yes            No  X

                           Page 1 of 15

             The Exhibit Index is located on page 15.
                        JLM COUTURE, INC.



                              INDEX
                                                                Page

PART I.  FINANCIAL INFORMATION:


     Item 1.  Financial Statements.


          Balance Sheets at April 30, 2000 and
          October 31, 1999                                      3-4


          Statements of Income for the three and six
          months ended April 30, 2000 and 1999                   5


          Statements of Cash Flows for the
          six months ended April 30, 2000 and 1999              6-7


          Notes to Financial Statements                         8-9


     Item 2.  Management's Discussion and Analysis
      or Plan of Operation.                                 10-12


PART II.  OTHER INFORMATION:


     Item 2. Changes in Securities.                            13


     Item 6. Exhibits and Reports on Form 8-K.                 13


Signature                                                      14










                     PART I. FINANCIAL INFORMATION

                  JLM COUTURE, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS




                                            April 30,    October 31,
                                              2000          1999
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                 $  134,152    $  180,716
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $375,000 at April 30,
  2000 and $300,000 at October 31, 1999     3,986,227     2,873,319
 Inventories                                3,406,338     3,241,480
 Prepaid expenses and other current assets    449,453       336,346
 Deferred income taxes                         56,934        56,934
Note receivable-current portion                     -        45,000

    Total current assets                    8,033,104     6,733,795

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $539,559 at April 30, 2000 and
 $502,656 at October 31, 1999                 221,829       233,615
Goodwill, net                                 246,482       253,524

Samples, net of accumulated amortization
 of $222,364 at April 30, 2000 and
 $134,851 at October 31, 1999                 273,545       324,833
Other assets                                   85,203        87,530

                                           $8,860,163    $7,633,297









      See accompanying notes to consolidated financial statements






                  JLM COUTURE, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY



                                           April 30,    October 31,
                                             2000          1999
                                          (Unaudited)

Current liabilities
  Revolving line of credit               $  650,000     $  750,000
  Accounts payable                        1,598,874        693,253
  Income taxes payable                      769,276        707,712
  Accrued expenses and
    other current liabilities               168,599        313,568

  Total current liabilities               3,186,749      2,464,533


Other liabilities                            26,724         33,696


Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,059,905 at April 30, 2000
  and 2,059,905 at October 31, 1999;
  Outstanding 2,003,905 at April 30,
  2000 and 2,012,905 at October 31, 1999        411            411
  Additional paid-in capital              3,175,237      3,175,237
 Retained earnings                        3,077,386      2,548,209

                                          6,253,034      5,723,857

  Less:  Note receivable and accrued
           interest                        (464,215)      (467,465)
         Treasury stock at cost:
          56,000 shares at April 30,
          2000 and 47,000 at October
          31, 1999                         (142,129)      (121,324)

      Total shareholders' equity          5,646,690      5,135,068

                                         $8,860,163     $7,633,297



      See accompanying notes to consolidated financial statements

                                JLM COUTURE, INC.
                               STATEMENTS OF INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)


                           Three Months Ended            Six Months Ended
                                 April 30,                   April 30,
                            2000         1999            2000        1999


Net sales                $5,565,568   $5,169,411      $9,571,369  $8,931,521
Cost of goods sold        3,536,298    3,219,894       5,976,547   5,454,398

Gross profit              2,029,270    1,949,517       3,594,822   3,477,123

Selling, general and      1,453,578    1,359,086       2,635,207   2,537,900
 administrative ex-
 penses
Operating income            575,692      590,431         959,615     939,223

 Interest expense, net of    14,311       29,446          30,438      53,696
  interest income

Income from operations      561,381      560,985         929,177     885,527
 before provision for
 income taxes
Provision for income
 taxes                      242,000      242,856         400,000     380,786

    Net income           $  319,381   $  318,129      $  529,177  $  504,741

Net income per com-
 mon and common equi-
 valent share

    Basic                $     0.16   $     0.16      $     0.26  $     0.25

    Diluted              $     0.16   $     0.15      $     0.26  $     0.24

Weighted average number
 of common equivalent
 shares

    Basic                 2,011,817    2,048,799       2,012,361   1,994,673

    Diluted               2,043,760    2,106,776       2,045,461   2,062,452




                 See accompanying notes to financial statements.

                             JLM COUTURE, INC.
                         STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                           APRIL 30, 2000 and 1999

                                                 2000          1999

Cash Flows from Operating Activities
Net income                                  $   529,177     $ 504,741
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization                  131,464       115,438

 Provision for doubtful accounts
  and trade discounts                            75,000       125,000
 Changes in operating assets and liabilities
   (Increase) in accounts receivable         (1,187,908)   (1,151,676)
   (Increase) in inventories                   (164,858)     (651,063)
   (Increase) decrease in prepaid expenses
     and other current assets                  (113,107)       25,093
   (Increase) in security deposits
     and other assets                           (33,898)      (16,002)
   Increase in accounts payable                 905,621       681,203
   (Decrease) Increase in taxes payable
     and other current liabilities              (83,405)      234,093
(Decrease) in long term liabilities              (6,972)       (7,111)

Net cash provided by (used in)
 Operating Activities                            51,114      (140,284)

Cash Flows From Investing Activities
 Purchase of property and equipment             (25,123)            -

Net cash used in Investing Activities           (25,123)            -

Cash Flows from Financing Activities
  Net proceeds from (reduction of) short
    term borrowing                             (100,000)      150,000
  Payments of notes receivable                   48,250             -
  Purchase of Treasury Stock                    (20,805)      (23,948)

Net Cash provided by (used in) Financing
  Activities                                    (72,555)      126,052

Net (decrease) in cash                          (46,564)      (14,232)
Cash, beginning of year                         180,716       107,713

Cash, end of period                         $   134,152     $  93,481




               See accompanying notes to financial statements.


                JLM COUTURE, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                    APRIL 30, 2000 and 1999
                         (Unaudited)





 Supplemental Disclosures of Cash Flow Information;



                                            2000         1999

 Cash paid during the year for:
  Interest                                $ 43,504     $ 78,275
  Income taxes                            $340,000     $150,000

 Non-cash transactions
   Common Stock issued in exchange
    for note receivable from employee     $   -        $450,000






   See accompanying notes to consolidated financial statements



                JLM COUTURE, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

     The consolidated balance sheets as of April 30, 2000, the consolidated statements of income for the six month periods ended April 30, 2000 and 1999 and the consolidated statements of cash flows for the six month periods ended April 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 2000 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 1999, which was filed with the Securities and Exchange Commission.


Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                           April 30, 2000       October 31, 1999


Raw materials               $2,097,913             $2,094,866
Work-in-process                497,156                128,564
Finished Goods                 811,269              1,018,050

                            $3,406,338             $3,241,480



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $2,000,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At April 30, 2000 and October 31, 1999 the Company had borrowed $650,000 and $750,000, respectively, under the revolving line of credit.





                JLM COUTURE, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)



Note 4.  Sale of Common Stock

     On December 22, 1998, an executive of the Company purchased from the Company 200,000 shares of the Company's Common Stock at a price of $2.25 per share, the market value of the Company's Common Stock on that date. The purchase was financed by the executive executing a ten year promissory note due to the Company in the amount of $450,000. The promissory note bears interest at 5% per annum and requires annual principal payments of $45,000, with accrued interest.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

     Six months ended April 30, 2000 as compared to six months ended April 30, 1999 and three months ended April 30, 2000 as compared to three months ended April 30, 1999.

     For the first six months of the Company's fiscal year ending October 31, 2000 ("Fiscal 2000"), revenues increased to $9,571,369 from $8,931,521, an increase of 7.2% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales fell to 37.6% from 38.9% as there was a larger contribution to sales from the more moderately priced "Occasions" line in the current period. Net income was $529,177, an increase of 4.8% over net income of $504,741 in the first six months of the Company's fiscal year ended October 31, 1999 ("Fiscal 1999"). Per share earnings for this period were $0.26 per basic and diluted share, as compared to $0.25 per basic share and $0.24 per diluted shared a year ago. Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 27.5% of sales as compared to 28.4%, due to increased marketing costs in the first quarter of Fiscal 1999.

     For the quarter ended April 30, 2000, revenues increased to $5,565,568 from $5,169,411, an increase of 7.7% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales fell to 36.5% from 37.7% as there was a larger contribution to sales from the more moderately priced "Occasions" line in the current period. Net income was $319,381, an increase of less than 1% over net income of $318,129 in the first quarter of Fiscal 1999. Per share earnings for this period were $0.16 per basic share and diluted share, as compared to $0.16 per basic share and $0.15 per diluted share a year ago. SG&A expenses as a percentage of sales decreased moderately to 26.1% of sales as compared to 26.3%.


Liquidity and Capital Resources

     The Company's working capital increased to $4,846,355 at April 30, 2000 from $4,269,262 at October 31, 1999 reflecting the profits for the six months ended April 30, 2000. The Company's current ratio decreased to 2.5 to 1 at April 30, 2000 from 2.7 to 1 at October 31, 1999.

     During the six months ended April 30, 2000, the Company provided $51,114 of cash for operating activities, as compared to using $140,284 during the year earlier period. Accounts receivable and accounts payable were substantially higher at April 30, 2000 due largely to seasonality factors. The Company used $25,123 of cash in investing activities in the current year compared to not using any cash a year ago. The Company used $72,555 of cash from financing activities during the six months ended April 30, 2000, as compared to providing $126,052 a year earlier.


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

                   PART II.   OTHER INFORMATION

Item 2.   Changes in Securities.

     On June 5, 2000 the Company issued 50,000 shares of Common
Stock to Lazaro Perez pursuant to his employment agreement with the Company dated November 1, 1998.


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



                                   JLM COUTURE, INC.,
                                   Registrant




Dated: June 14, 2000               By:s/Joseph L. Murphy
                                      Joseph L. Murphy
                                      President (Authorized officer
                                      and Principal Financial
                                      Officer)

                           EXHIBIT INDEX



27   Financial Data Schedule