Form 10QSB
period 2000-07-31
JLM COUTURE INC
filed 2000-09-19
CIK 806384

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

Yes   X        No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 13, 2000, there were 2,120,530 shares of common stock, par value $.0002 per share.

    Transitional small business disclosure format (check one)

Yes            No   X

                          Page 1 of 14.

                    There is no Exhibit Index.


                              INDEX





                                                                      Page
69:  Part I.  Financial Information:


72:    Item 1.  Consolidated Financial Statements.


75:  Consolidated Balance Sheets at July 31, 2000 and
  October 31, 1999                                                   3-4


79:   Consolidated Statements of Income for the three
  and nine months ended July 31, 2000 and 1999             5


83:    Consolidated Statements of Cash Flows for the
   nine months ended July 31, 2000 and 1999               6-7


          8-9


90:  Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operation.        10-12


94:  Part II.  Other Information:


                                     13


               13


                                                           14









                     PART I. FINANCIAL INFORMATION
114:
                  JLM COUTURE, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS
119:

                                                                            July 31,     October 31,
                                                                                 2000          1999
                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                         $  240,345    $  180,716
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $450,000 at July 31,
  2000 and $300,000 at October 31, 1999     4,230,573     2,873,319
 Inventories                                                           3,551,681     3,241,480
 Prepaid expenses and other current assets    434,044        336,346
 Deferred income taxes                                            56,934          56,934
 Note receivable-current portion                                          -         45,000

    Total current assets                                         8,513,577     6,733,795

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $560,541 at July 31, 2000 and
 $502,656 at October 31, 1999                                200,847       233,615
Goodwill, net                                                               242,961       253,524

Samples, net of accumulated amortization
 of $285,677 at July 31, 2000 and
 $134,851 at October 31, 1999                             210,232       324,833
Other assets                                                            165,615         87,530

                                                                            $9,333,232    $7,633,297











      See accompanying notes to consolidated financial statements

                     JLM COUTURE, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            July 31,     October 31,
                                                                 2000          1999
                                                        (Unaudited)
Current liabilities
  Revolving line of credit               $  550,000     $  750,000
  Accounts payable                         1,455,978        693,253
  Income taxes payable                  1,009,276        707,712
  Accrued expenses and
    other current liabilities                   300,547        313,568

  Total current liabilities                  3,315,801      2,464,533

Other liabilities                                     23,239         33,696

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                           -              -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,109,905 at July 31, 2000
  and 2,059,905 at October 31, 1999;
  Outstanding 2,029,405 at July 31,
  2000 and 2,012,905 at October 31,
   1999                                                             421            411
  Additional paid-in capital                3,253,977      3,175,237
  Retained earnings                           3,380,734      2,548,209

                                                                6,635,132      5,723,857

  Less:  Note receivable and accrued
           interest                                         (441,715)      (467,465)
         Treasury stock at cost:
          80,500 shares at April 30,
          2000 and 47,000 at October
          31, 1999                                          (199,225)      (121,324)

      Total shareholders' equity              5,994,192      5,135,068

                                                                 $9,333,232     $7,633,297



214:  See accompanying notes to consolidated financial statements

                                  JLM COUTURE, INC.
                             STATEMENT OF INCOME
            FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                  (Unaudited)
218:
                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    JULY 31,                              JULY 31,
                                         2000          1999                     2000          1999

Net sales                       $6,022,139    $5,409,904   $15,593,508   $14,341,425

Cost of goods sold         3,689,937     3,268,123         9,666,484        8,722,521

Gross profit                      2,332,202     2,141,781          5,927,024       5,618,904

Selling, general and
 administrative
 expenses                        1,776,585     1,632,034           4,411,792       4,169,934

Operating income              555,617        509,747           1,515,232        1,448,970

Interest expense, net
 of interest income                12,269         18,739                  42,707             72,435

Income from operations
 before provision for
 income taxes                      543,348       491,008            1,472,525         1,376,535

Provision for income
 taxes                                     240,000       204,624               640,000             585,410

Net income                       $  303,348  $  286,384          $   832,525        $   791,125

Net income per common
 and common equivalent
 share

Basic                                     $     0.15    $     0.14                $      0.41              $      0.39

Diluted                                   $     0.15    $     0.14                $      0.41              $      0.38

Weighted average number
 of common equivalent
 shares

Basic                                    2,014,823     2,043,181         2,013,626                 2,011,020

Diluted                                  2,041,459     2,097,724         2,044,571                2,074,387


265:   See accompanying notes to financial statements.

                                     JLM COUTURE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        NINE MONTHS ENDED
                                                                                        JULY 31,
                                                                                      2000        1999
Cash Flows from Operating Activities
 Net income                                                            $   832,525    $  791,125
   Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                             219,280        212,694
    Provision for doubtful accounts and trade
     discounts                                                                 150,000           25,000
   Changes in operating assets and liabilities
     (Increase) in accounts receivable                  (1,507,254)     (1,146,492)
     (Increase) in inventories                                     (310,201)         (961,240)
     Decrease (increase) in prepaid expenses
       and other current assets                                    (97,698)            268,742
     (Increase) decrease in other assets and
       samples                                                                (35,560)               50,814
     Increase in accounts payable                             762,725             256,712
     Increase (decrease) in income taxes
       payable and other current liabilities                 288,543             528,447
     (Decrease) in long term liabilities                       (10,457)            (10,586)

 Net Cash (used in) provided by Operating
   Activities                                                                       291,903           15,216

Cash Flows From Investing Activities
  Purchase of property and equipment                      (25,123)             0

Net Cash used in Investing Activities                           (25,123)          0

Cash Flows from Financing Activities
  Net (decrease) increase in short term
    borrowing                                                                      (200,000)      50,000
  Payments of notes receivable                                        70,750            0
  Purchase of treasury stock                                            (77,901)    (23,948)

Net Cash provided by Financing Activities                  (207,151)      26,052

Net increase (decrease) in cash                                      59,629       41,268
Cash, beginning of year                                                   180,716     107,713

Cash, end of period                                                     $   240,345   $  148,981







              See accompanying notes to financial statements.

                         JLM COUTURE, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED
                         JULY 31, 1999 and 1998
                                 (Unaudited)



 Supplemental Disclosures of Cash Flow Information;

                                                                          2000           1999
 Cash paid during the year for:
  Interest                                                     $ 58,697       $ 96,452
  Income taxes                                         $340,000       $150,000

 Non-cash transactions
   Common Stock issued in exchange
    for note receivable from employee   $      -             $450,000










        See accompanying notes to consolidated financial statements

                JLM COUTURE, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

     The consolidated balance sheets as of July 31, 2000, the consolidated statements of income for the nine month periods ended July 31, 2000 and 1999 and the consolidated statements of cash flows for the nine month periods ended July 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2000 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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



Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                           July 31, 2000        October 31, 1999


Raw materials               $2,293,876             $2,094,866
Work-in-process                347,669                   128,564
Finished Goods                 910,136                1,018,050

                                       $3,551,681             $3,241,480



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $2,000,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At July 31, 2000 and October 31, 1999 the Company had borrowed $550,000 and $750,000, respectively, under the revolving line of credit.




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


Note 6.  Issuance of Common Stock

     On June 5, 2000, pursuant to an employment agreement the company issued 50,000 unregistered shares to an employee of the company. The employment agreement expires on October 31, 2008.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations


     Nine months ended July 31, 2000 as compared to nine months ended July 31, 1999 and three months ended July 31, 2000 as compared to three months ended July 31, 1999.

     For the first nine months of the Company's fiscal year ending October 31, 2000 ("Fiscal 2000"), revenues increased to $15,593,508 from $14,341,425, an increase of 8.7% over the same period a year ago. This increase was due to increased market penetration of the Company's products, as well as the contribution from the Company's new line of Lazaro bridesmaids gowns. Gross profit as a percentage of sales fell to 38.0% from 39.2% as there was a larger contribution to sales from the more moderately priced bridesmaids gowns in the current period. Net income was $832,525, an increase of 5.2% over net income of $791,125 in the first nine months of Fiscal 1999. Per share earnings for this period was $0.41 per basic and diluted share, as compared to $0.39 per basic share and $0.38 per diluted share a year ago. Selling, general and administrative ( SG&A") expenses as a percentage of sales decreased to 28.3% of sales as compared to 29.1%.

     For the quarter ended July 31, 2000 ("3Q FY2000"), revenues increased to $6,022,139 from $5,409,904, an increase of 11.3% over the same period a year ago. This increase was due to increased market penetration of the Company's products, as well as the contribution from the new line of Lazaro bridesmaids gowns. Gross profit as a percentage of sales fell to 38.7% from 39.6% as there was a larger contribution to sales from the more moderately priced bridesmaids gowns in the current period. Net income was $303,348, an increase of 5.9% over net income of $286,384 in the third quarter of Fiscal 1999. Per share earnings for this period was $0.15 per basic and diluted share, as compared to $0.14 per basic and diluted share a year ago. SG&A expenses as a percentage of sales decreased to 29.5% of sales as compared to 30.2%.


Liquidity and Capital Resources

     The Company's working capital increased to $5,197,776 at July 31, 2000 from $4,269,262 at October 31, 1999. The Company's current ratio decreased modestly to 2.6 to 1 at July 31, 2000 from
2.7 to 1 at October 31, 1999.

     During the nine months ended July 31, 2000, the Company provided $291,903 of cash from operating activities, as compared to $15,216 in the year earlier period. This difference is primarily due to the large investment the Company made in inventory during the nine months last year. The Company used $25,123 of cash in investing activities in the current year compared to not using any cash a year ago. The Company used $207,151 of cash from financing activities during the nine months ended July 31, 2000, as compared to providing $26,052 of cash in the year earlier period. In the current year, the Company has reduced by $200,000 its revolving loan as compared to an increase of $50,000 during the prior year nine month period.


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

                   PART II.   OTHER INFORMATION



Item 2.   Changes in Securities.

          On June 5, 2000, the Company issued 50,000 restricted shares of its Common Stock to a key employee in accordance with his employment agreement with the Company. The employment agreement expires on October 31, 2008.


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



                                   JLM COUTURE, INC.
                                   Registrant



                                   By:/s/Joseph L. Murphy
                                      Joseph L. Murphy, President
                                      (Duly authorized officer)

Dated: September 18, 2000