Form 10KSB
period 2000-10-31
JLM COUTURE INC
filed 2001-02-13
CIK 806384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

                          Form 10-KSB

(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

          For the fiscal year ended October 31, 2000

                               OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______ to _______.

          Commission File No.: 0-19000


                      JLM COUTURE, INC.
     (Name of small business issuer in its charter)

          Delaware                      13-3337553
(State or other Jurisdiction            (IRS Employer
of incorporation or organization)       Identification Number)

225 West 37th Street, 5th Floor, New York, NY            10018
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (212) 921-7058

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

            Common Stock, par value $.0002 per share
                         (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The issuer's revenues for its most recent fiscal year were $20,032,066.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by Nasdaq on February 12, 2001 was approximately $2,563,670.

     As of February 12, 2001, the issuer had outstanding 2,120,530 shares of Common Stock, par value $.0002 per share.

     The Proxy Statement of the registrant to be filed on or before February 28, 2001 is incorporated herein by reference.

     Transitional Small Business Disclosure Format:  Yes [   ]
No [ X ]

                             PART I


Item 1.  Description of Business.

     (a) Background. JLM Couture, Inc. (the "Company"), a Delaware corporation whose name was changed from Jim Hjelm's Private Collection, Ltd. in July 1997, was organized in April 1986 to design, manufacture and market high quality bridal wear and related accessories, including bridesmaid gowns. In May 1997, the Company acquired Alvina Valenta Couture Collection, Inc. ("Alvina"), a New York corporation, which designs, manufactures and markets couture-quality bridal wear.  The
Company launched Lazaro Ensembles and Jim
Hjelm Just Separates as new bridesmaid divisions during the past year.

     (b) Business. The Company is engaged in the design, manufacture and distribution of bridal gowns, veils and bridesmaid gowns.

     The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items ("Jim Hjelm," "Lazaro" and "Alvina Valenta" lines) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect its emphasis on quality and design originality. Wholesale prices for the Company's bridesmaid and bridal gowns range from $90 to $120 and $500 to $1,500, respectively, with suggested retail prices ranging from $180 to $240 for bridesmaid gowns and $1,000 to $3,000 for bridal gowns.

     The Company also produces a line of less expensive bridal gowns called "Visions," which is styled similar to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $395 to $550 and the retail prices range from $800 to $1,100.

     The Company utilizes the efforts of its employees and several independent contractors to assemble its dresses. The Company uses its best efforts to maintain quality control over its independent contractors and supplies these contractors with cut pattern pieces. There are no written agreements between the Company and these contractors, enabling the Company to utilize each contractor on an as-needed basis. The Company also makes custom alterations on its basic designs at a customer's request. The Company generally charges the customer for custom alterations.

     The Company has identified bridal boutiques or bridal departments in women's clothing stores to market its gowns. During its fiscal year ended October 31, 2000 ("Fiscal 2000") and its fiscal year ended October 31, 1999 ("Fiscal 1999"), no customer accounted for more than three percent of the Company's sales.

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

     The Company has three principal designers. Mr. Jim Hjelm has been designing bridal gowns and related items for approximately 25 years. He began his career as a bridal designer with the House of Bianchi, and then served as the head designer of Priscilla of Boston, for 18 years. From 1980 until he left in 1986 to co-found the Company with Mr. Joseph L. Murphy, he was a principal designer for Galina Bouquet, New York, another couture quality bridal gown manufacturer. Mr. Hjelm is less active in design. He mostly represents the Company in a promotional capacity. The Jim Hjelm collections are primarily currently designed by Natasha Addonizio.

     Mr. Lazaro Perez is another of the Company's bridal gown designers. Lazaro (the name under which Mr. Perez designs) had previously designed for Riccio, and studied at Chicago's Ray College of Design, where he won an award for "Best New Bridal Designer." Lazaro's designs have enabled the Company to diversify and add depth to its product lines. For both 1997 and 1999, he was awarded the 1997 Distinctive Excellence in the Bridal Industry Award in the category of Style Innovator for Bridal Gowns. This award recognized Lazaro as a leading designer of contemporary-
       classic bridal styling, which
represents one of the fastest growing
sectors of the bridal industry. Lazaro's dresses are marketed by the Company under the name "Lazaro."

     Victoria McMillan is the designer for the Company's Alvina
Valenta line of upscale wedding gowns. Ms. McMillan has been the designer for Alvina since 1989.

     The Company's designers are frequently featured in articles and advertisements published in Bride's and Your New Home and Modern Bride magazines as well as Martha Stuart, Weddings. Major fashion department stores and bridal boutiques have featured all three designers and their work in advertisements, in store customer showings, and in retail area displays.

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

     The Company advertises in periodicals and other publications dealing with the bridal industry in advance of and during each bridal season. The Company's dresses have been advertised in Bride's and Your New Home and Modern Bride and Martha Stuart, Weddings magazines. This advertising is directed toward displaying the Company's products in a manner that enhances the general perception of the quality of the Company's gowns and the Company's reputation.

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

     In its marketing efforts, the Company emphasizes the couture quality of its products and the public recognition of Jim Hjelm, Lazaro, and Alvina Valenta, including their experience and reputation in the industry. In the Company's view, the ability of the Company to continue to successfully compete is dependent upon the continued development and maintenance of a line of high quality, fashionable bridal wear and the promotion of the reputations of Jim Hjelm, Lazaro, Victoria McMillan and Natasha Addonizio.

     In an effort to establish a presence in Europe, the Company retains a sales representative located in England to market its Occasions Bridesmaids and Lazaro and Visions bridal gowns to the European community. Sales from this operation comprised approximately three percent of the Company's revenues in this past fiscal year.

     The Company employs approximately 65 full-time employees.


ITEM 2.  Description of Property.

     The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center." which primarily contains garment manufacturers and office space. The premises are occupied pursuant to a lease with an unaffiliated party, which expires in January 2003. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also maintains showroom space at 501 Seventh Avenue, New York, New York, pursuant to a lease with an unaffiliated party, which expires in 2002. This space is primarily utilized to display the Company's products to buyers.
The Company maintains a permanent showroom in the Chicago bridal mart building pursuant to a lease that runs through March 31, 2006, with an unaffiliated party.


ITEM 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.














                            PART II


ITEM 5.       Market for Common Equity and Related
                       Stockholder Matters.

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


Quarter Ended            High Bid   Low Bid

Fiscal 2000

January 31, 2000         $2.125     $1.4375
April 30, 2000            3.4688     2.00
July 31, 2000             2.75       2.0312
October 31, 2000          2.875      2.25


Fiscal 1999

January 31, 1999         $4.0625    $2.0625
April 30, 1999            3.00       1.8125
July 31, 1999             2.625      1.875
October 31, 1999          2.6875     1.375


     On January 10, 2001, the closing bid and ask prices in the Over-the-Counter market for the Common Stock as reported by Nasdaq were $1.625 and $1.75, respectively.

     (b) At January 10, 2001, there were approximately 146 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" names.

     (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.        Management's Discussion and Analysis
                      or Plan of Operation.


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


Results of Operations - Fiscal 2000 as Compared to Fiscal 1999.

     For Fiscal 2000, revenues were $20,032,066 as compared to $18,097,989 in Fiscal 1999, an increase of $1,934,077 or 10.7%.
This increase was due to increased market penetration of the Company's products.

     The Company's gross profit margin decreased in Fiscal 2000 to 39.9% from 41.2% in Fiscal 1999. The Company attributes the decrease in its gross profit margin to an increase in sample costs as the Company expanded its product lines and introduced several new products. Additionally, during Fiscal 2000, sales included a higher mix of more moderately priced bridesmaids dresses, which have lower gross margins.

     Selling, general and administrative ("SG&A") expenses increased to 33.3% of net sales in Fiscal 2000 as compared to 32.1% of sales in Fiscal 1999. The increase was primarily as a result of increased costs associated with the Company's establishing a sales representative and a presence in Europe.

     The Company generated net income of $748,523, or $.37 per share ($.36 on a diluted basis), for Fiscal 2000 as compared to net income of $880,169, or $0.44 per share ($0.43 on a diluted basis) for Fiscal 1999. The decrease in net income was a result of increased SG&A expenses that the Company was unable to absorb since gross margins were lower than in Fiscal 1999.


Liquidity and Capital Resources

     The Company's working capital increased to $4,867,093 at October 31, 2000 from $4,283,205 at October 31, 1999, an increase of $583,888. The Company's current ratio was 2.6 to 1 at October
31, 2000 as compared to 2.7 to 1 at October 31, 1999.

     During Fiscal 2000, net cash provided by the Company's operating activities was $475,451 as compared to cash provided by operating activities of $303,556 in Fiscal 1999. The Company was able to increase cash flow from operations in Fiscal 2000 despite lower income and a larger increase in accounts receivable by managing its cash.

     Cash used in investing activities in Fiscal 2000 was $68,586 as compared to $28,051 in Fiscal 1999, as the Company spent more on the purchase of property and equipment in Fiscal 2000.

     Cash used in financing activities in Fiscal 2000 was $432,247 as compared to $202,502 in Fiscal 1999. This was primarily a result of the Company reducing its revolving credit borrowings by $300,000 in Fiscal 2000 as compared to reducing borrowings by $150,000 in Fiscal 1999.

     In March 1998, the Company entered into a $2,000,000 loan agreement with Israel Discount Bank of New York (the "Credit
Line"). The Credit Line provides for interest to be charged at the prime interest rate. The Credit Line is secured by a first lien on all of the Company's accounts receivable, cash, securities, deposits and general intangibles.

     Funds generated from operations along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements in the foreseeable future.


Introduction Of The Euro

     On January 1, 2000, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. The Company's initial international expansion will be in the United Kingdom, which has not adopted the Euro. The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


Recent Accounting Pronouncements

         In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative and Hedging Activities", which must be adopted for fiscal quarters of fiscal years beginning after June 15, 2000.
SFAS No. 133, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurements of those instruments at fair value. The Company has not entered into any derivative or hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin SAB" No. 101, Revenue Recognition." SAB 101 must be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 to impact its financial statement as result of adoption.


Safe Harbor Statement

         Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks; the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions; the results of the Company's business plan and the impact on the Company of its relationship with its lender under the Credit Line.

ITEM 7.  Financial Statements.


458:  The financial statements listed below are included on pages
      F-1 through F-23 following
the signature page.

   Title of Document                                  Page


Report of Independent Public Accountants             F-1

Consolidated Balance Sheets as of October 31,
   2000 and 1999                                     F-2 - F-3

Consolidated Statements of Operations for the
   Years Ended October 31, 2000 and 1999              F-4

Consolidated Statements of Shareholders' Equity
   for the Years Ended October 31, 2000 and 1999      F-5 - F-6

Consolidated Statements of Cash Flows for the
   Years Ended October 31, 2000 and 1999              F-7 - F-8

Notes to Consolidated Financial Statements           F-9 - F-23



ITEM 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

         None.


                            PART III


         The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2001.

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

         3.2  The Company's By-Laws are incorporated by reference to
              Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18 ("Form S-18").

         10.1 Form of Stock Option Plan is incorporated by reference to
              Exhibit 10.02 to the Form S-18.

         10.2 Amendment No. 1 dated November 1, 1998 to Employment Agreement dated November 1, 1998 between the Company and Mr. Lazaro Perez.

         10.3 Security Agreement between Israel Discount Bank of New York and JLM Couture, Inc. dated March 1998 incorporated by reference to Exhibit 10.3 of the 1998 Form 10-KSB.

         10.4 Pledge Agreement dated as of December 22, 1998 between Joseph L. Murphy and the Company incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 31, 1999 (the "1999 10-KSB").

         10.5 Subscription Agreement dated as of December 22, 1998 between Joseph L. Murphy and the Company incorporated by reference to Exhibit 10.6 to the 1999 10-KSB.

         10.6 Promissory Note dated as of December 22, 1998 by Joseph
              L. Murphy to the Company incorporated by reference to
              Exhibit 10.7 to the 1999 10-KSB.

         23.1 Consent of Arthur Andersen LLP dated February 13, 2001.


         (b)  Reports on Form 8-K.

         During the last quarter of Fiscal 2000, the Company filed no reports on Form 8-K.

                           SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    JLM COUTURE, INC.




Dated: February 13, 2001                            By:/s/Joseph L. Murphy
                                                       Joseph L. Murphy,
                                                       President


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Name                                 Capacity                   Date


/s/Daniel M. Sullivan   Chairman of the Board   February 13, 2001
Daniel M. Sullivan     of Directors



/s/Joseph L. Murphy     President and Director  February 13, 2001
Joseph L. Murphy       (principal executive
                            and financial officer)



/s/Joseph E. O'Grady    Secretary and Director  February 13, 2001
Joseph E. O'Grady


/s/Jerrold Walkenfeld   Principal accounting    February 13, 2001
Jerrold Walkenfeld     officer

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To JLM Couture, Inc.


         We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation) and subsidiary as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and subsidiary as of October 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                     ARTHUR ANDERSEN LLP

New York, New York
February 2, 2001









                JLM COUTURE, INC. AND SUBSIDIARY
               Consolidated Balance Sheets as of
                   October 31, 2000 and 1999



                                          2000            1999

Current assets:
 Cash and cash equivalents             $  155,334      $  180,716
 Accounts receivable, net of
  allowance for doubtful
  accounts, trade discounts
  and sales returns of $500,000
  at October 31, 2000 and $300,000
  at October 31, 1999                   3,474,751       2,873,319
 Inventories, net                       3,672,534       3,241,480
 Prepaid expenses and other
  current assets                          308,036         336,346
 Deferred income taxes                    218,677          56,934
 Note receivable from shareholder          33,656          45,000

   Total current assets                7,862,988       6,733,795

Equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization of
 $573,401 at October 31, 2000 and
 $502,655 at October 31, 1999             231,455         233,615

Goodwill, net                             239,439         253,524

Samples, net of accumulated
 amortization of $82,592 at
 October 31, 2000 and
 $134,851 at October 31, 1999             256,537         324,833

Deferred income taxes                     44,044               -

Other assets                              120,113          87,530

                                       $8,754,576      $7,633,297



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                JLM COUTURE, INC. AND SUBSIDIARY
               Consolidated Balance Sheets as of
                   October 31, 2000 and 1999
                          (continued)

                                          2000           1999
Current liabilities:
 Revolving line of credit              $  450,000     $  750,000
 Accounts payable                       1,335,667        693,253
 Accrued expenses and
  other current liabilities               326,120        299,625
 Income taxes payable                     884,108        707,712

   Total current liabilities           2,995,895      2,450,590

Other liabilities                          33,674         47,639

Commitments and contingencies
 (Note 11)

Shareholders' equity:
 Preferred stock, $.0001 par
  value:  Authorized 1,000,000
  shares; Issued and outstanding
  - none
 Common stock, $.0002 par                       -              -
  value:  Authorized 10,000,000
  shares; Issued 2,120,530 at
  October 31, 2000 and 2,059,905
  at October 31, 1999;
  Outstanding 1,988,110 at
  October 31, 2000 and 2,012,905
  at October 31, 1999                         423            411
 Additional paid-in capital             3,294,984      3,175,237
 Retained earnings                      3,296,732      2,548,209

                                        6,592,139      5,723,857
 Less: Deferred compensation             (101,250)             -
       Note receivable and
            accrued interest                 (432,135)      (467,465)
         Treasury stock, at cost:
        132,420 shares at October 31,
            2000 and 47,000 shares at
            October 31, 1999                 (333,747)      (121,324)

   Total shareholders' equity           5,725,007      5,135,068

                                       $8,754,576     $7,633,297

The accompanying notes to consolidated financial statements are an integral part of these financial statements.
                JLM COUTURE, INC. AND SUBSIDIARY
                 Consolidated Statements of Operations
         For the Years Ended October 31, 2000 and 1999



                                      2000             1999


Net sales                         $20,032,066      $18,097,989
Cost of goods sold                 12,039,997       10,646,955

Gross profit                        7,992,069        7,451,034
Selling, general and
 administrative expenses            6,663,285        5,815,061

Operating income                    1,328,784        1,635,973

Interest expense, net of interest
 income of $47,750 and $22,789 for
 2000 and 1999, respectively           20,182           87,235

Income before provision for
 income taxes                       1,308,602        1,548,738
Provision for income taxes            560,079          668,569

Net income                        $   748,523      $   880,169

Net income per weighted
 average number of common and
 common equivalent share:

 Basic                                  $0.37            $0.44

 Diluted                                 $.36            $0.43

Weighted average number of
 common and common equivalent
 shares outstanding:

 Basic                              2,019,218        2,003,735

 Diluted                            2,056,731        2,054,517


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

JLM COUTURE, INC. AND SUBSIDIARY
790:                     Consolidated Statements of Shareholders' Equity
For the Years Ended October 31, 2000 and 1999




                                                                              Additional
                                            Common Stock      Paid-in       Retained
                                        Shares       Amount    Capital       Earnings


806:
Balance October 31,   1,873,348     $374     $2,769,657   $1,668,040
 1998

Retirement of Treasury  (15,943)      (3)            (56,737)              -
 Stock, at cost

Purchase of Treasury               -           -                      -                      -
 Stock

Compensation Expense         -           -                 5,100                  -
 Related to the
 Issuance of Stock Options

Exercise of Stock                    2,500     -               7,257                   -
 Options

Accrued Interest on                    -           -                 -                          -
 Note Receivable

Payment on Note Receivable         -       -            -                            -

Shares issued to Joe Murphy  200,000  40    449,960               -
 for Note Receivable

Reclass to Receivable Payment      -           -           -                     -
 on Note Receivable from Joe
 Murphy received subsequent to
 year-end

Net Income                                             -           -           -         880,169


Balance October 31,           2,059,905     $411     $3,175,237   $2,548,209
 1999



The accompanying notes to consolidated financial statements are an integral part of these financial statements.















JLM COUTURE, INC. AND SUBSIDIARY
                   Consolidated Statements of Shareholders' Equity
For the Years Ended October 31, 2000 and 1999 (Continued)



                                    Notes                                Total
                                  Receivable                          Share-
                                  and Accrued     Treasury    holders'
                                  Interest              Stock         Equity



Balance October 31,   $ (69,015)      $(108,555)    $4,260,501
 1998

Retirement of Treasury       -                    56,740              -
 Stock, at cost

Purchase of Treasury          -            (69,509)       (69,509)
 Stock

Compensation Expense          -               -             5,100
 Related to the
 Issuance of Stock Options

Exercise of Stock                     -                        -        7,257
 Options

Accrued Interest on             (3,200)               -        (3,200)
 Note Receivable

Payment on Note Receivable 9,750              -         9,750

Shares issued to Joe Murphy  (450,000)      -              -
 for Note Receivable

Reclass to Receivable Payment  45,000      -       45,000
 on Note Receivable from Joe
 Murphy received subsequent to
 year-end

Net Income                                      -               -           880,169


Balance October 31,       $(467,465)  $(121,324) $5,135,068
 1999



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

















JLM COUTURE, INC. AND SUBSIDIARY
935:                        Consolidated Statements of Shareholders' Equity
For the Years Ended October 31, 2000 and 1999






                                     Common Stock         Paid-in      Retained
                                  Shares      Amount       Capital      Earnings


Balance October 31,   2,059,905     $411     $3,175,237   $2,548,209
 1999

Purchase of Treasury
 Stock                                -                        -                -                           -

Exercise of Stock

 Options                         10,625               2          7,257                       -

Accrued Interest on
 Notes Receivable               -                  -               -                            -

Payments on Notes Receivable   -         -            -                            -

Employee Stock Grant    50,000            10        112,490                  -

Amortization of Deferred
 Compensation                     -                    -              -                           -

Reclass to Receivable Payment
 on Note Receivable from Joe
 Murphy received subsequent to
 year-end                            -                          -                -                       -

Net Income                        -                          -                -              748,523

Balance October 31,     2,120,530     $423     $3,294,984    $3,296,732
 2000





The accompanying notes to consolidated financial statements are an integral part of these financial statements.

JLM COUTURE, INC. AND SUBSIDIARY
                     Consolidated Statements of Shareholders' Equity
For the Years Ended October 31, 2000 and 1999 (Continued)





                                                             Notes                                Total
                                                              Receivable                       Share-
                              Deferred                and Accrued  Treasury   holders'
                              Compensation     Interest           Stock         Equity


Balance October 31,       -               $(467,465)    $(121,324)   $5,135,068
 1999

Purchase of Treasury
 Stock                             -                  -                       (212,423)     (212,423)

Exercise of Stock

 Options                           -                  -                          -                    7,259

Accrued Interest on
 Notes Receivable         -            (26,243)                  -                 (26,243)

Payments on
    Notes Receivable       -             27,917                    -                  27,917
Employee Stock Grant (112,500)      -                        -                        -

Amortization of Deferred
 Compensation  11,250                       -                       -                     11,250

Reclass to Receivable Payment
 on Note Receivable from Joe
 Murphy received subsequent to
 year-end                     -                  33,656                    -                     33,656

Net Income                  -                 -                                -                   748,523

Balance October 31,  $(101,250)  $(432,135)     $(333,747)    $5,725,007
 2000

1026:




The accompanying notes to consolidated
1037: financial statements are an integral part of these financial statements.
          JLM COUTURE, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
           For the Years Ended October 31, 2000 and 1999



                                             2000      1999


Cash flows from operating activities:
Net income                               $ 748,523  $ 880,169
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             117,481    155,180
 Provision for doubtful accounts           200,000    (15,000)
 Inventory obsolescence reserve             200,000     60,000
 Accrued interest income on note
  receivable                               (26,243)    (3,200)
 Compensation expense on issuance
  of stock options and common stock         11,250      5,100
 Increase in deferred taxes                (205,787)         -
 Changes in assets and liabilities:
   Increase in accounts receivable        (801,432)  (341,808)
   Increase in inventories                 (631,054)  (836,536)
   Decrease in prepaid
    expenses and other current assets        28,310    369,894
   Decrease in samples and
    other assets                             3,063     89,244
   Increase/(decrease) in accounts
    payable                                 642,414   (704,386)
   Increase in accrued expenses
    and other current liabilities           26,495     26,566
   Increase in income taxes payable        176,396    632,276
   Decrease in other long-term
    liabilities                            (13,965)   (13,943)
   Net cash provided by
    operating activities                                475,451    303,556

 Cash flows from investing activities:
   Purchase of property and equipment                     (68,586)   (28,051)
   Net cash used in investing activ-
    ities                                   (68,586)   (28,051)




The accompanying notes to consolidated financial statements are an integral part of these financial statements.
                 JLM COUTURE, INC. AND SUBSIDIARY
             Consolidated Statements of Cash Flows
           For the Years Ended October 31, 2000 and 1999
                             (Continued)


                                               2000        1999


Cash flows from financing activities:
 Net reductions of revolving
  line of credit                           $(300,000)  $(150,000)
 Payments on note receivable                 72,917       9,750
 Proceeds from stock option exercise          7,259       7,257
 Purchase of treasury stock                 (212,423)    (69,509)

 Net cash used in financing activities      (432,247)   (202,502)

 Net (decrease) increase in cash            (25,382)     73,003
 Cash, beginning of year      180,716     107,713

Cash, end of year                         $ 155,334   $ 180,716




     Supplemental Disclosures of Cash Flow Information


 Cash paid during the year for:
  Interest                       $  56,164     $ 81,788
  Income taxes           $ 595,000     $150,000

 Non-cash transactions:
 Common Stock issued in exchange
  for note receivable from employees       $       -     $450,000








The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999


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

              Foreign Currency Translation

              All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year.

              Allowance for Doubtful Accounts

              The allowance for doubtful accounts is determined based upon estimates made by management and maintained at a level considered adequate to provide for future uncollectable amounts. Actual results could differ from these estimates.
                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
(continued)

              Inventories

              Inventories are valued at the lower of cost (first-in, first-out) or market and include material, labor and overhead.

              Prepaid Advertising and Marketing Costs

              Prepaid advertising and marketing costs include costs of advertisements that have not been published. Upon publishing of an advertisement, the related cost is expensed by the Company. Advertising expenses for the years ended December 31, 2000 and 1999 were $2,270,528 and $2,299,857 respectively.

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

              Long-Lived Assets

              The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in
                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)

 circumstances indicate that the carrying amount of an
  asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred. If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

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

              Stock-Based Compensation

              In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). Entities electing to continue to follow the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company has elected to continue to account for employee stock-based compensation under
             Opinion 25 and provide the
              required pro forma disclosures.
                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                                          (continued)

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

              Comprehensive Income

              In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The Company adopted SFAS No. 130 during the first quarter of Fiscal 1999, and has no comprehensive income components to report.









                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)


         A reconciliation of the weighted average number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding assuming dilution is as follows:


                                     Years Ended October 31,

                                       2000            1999

Basic weighted average              2,019,218        2,003,735
 common shares outstanding
Effect of dilutive securities:
  Stock options                        37,513           50,782
Diluted weighted average
 common shares outstanding          2,056,731        2,054,517


              New Accounting Pronouncements

              The Company adopted SFAS No. 131 during Fiscal 2000, however, management views Company operations as one segment. In addition, new European operations accounted for only approximately $300,000 of revenue during 2000. As such, no segment disclosure is necessary.

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

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin SAB" No. 101, Revenue Recognition." SAB 101 must be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 to impact its financial statement as a result of adoption.



                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)




Note 3.  Inventories

              Inventories consisted of the following:

                                              October 31,

                                            2000            1999

              Raw materials                      $2,402,670     $2,184,866
              Work-in-process          193,349        128,564
              Finished goods              1,076,515        928,050

                                     $3,672,534     $3,241,480



              Raw materials is shown net of a $260,000 and a $60,000 obsolescence reserve at October 31, 2000 and 1999, respectively.


Note 4.  Prepaid Expenses and Other Current Assets

              Prepaid expenses and other current assets consisted of the following:


                                              October 31,

                                         2000            1999

              Prepaid advertising and     $  250,000      $  310,516
               marketing costs
              Other                           58,036          25,830

                                       $ 308,036      $  336,346






                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)


Note 5.  Equipment and Leasehold Improvements

              Equipment and leasehold improvements are summarized as follows:

                                              October 31,

                                         2000          1999

              Furniture and equipment     $  614,316    $  545,730
              Leasehold improvements         190,540       190,540

                                             804,856       736,270
              Less:  Accumulated
               depreciation and
               amortization  (573,401)     (502,655)

              Equipment and leasehold
               improvements, net     $  231,455    $  233,615


Note 6.  Accrued Expenses and Other Current Liabilities

              Accrued expenses and other current liabilities are summarized as follows:

                                               October 31,

                                         2000            1999

                   Payroll and related
                expenses              $  185,740     $  265,578
                   Other                     140,380         34,047

                                      $  326,120     $  299,625


Note 7.  Revolving Line of Credit and Long-term Debt

              Revolving Line of Credit

              At October 31, 2000 and 1999, the Company had lines of credit agreements available for up to $2,000,000. At

                 JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 2000 and 1999
                           (continued)


              October 31, 2000 and 1999, the Company had borrowed
              $450,000 and $750,000, respectively, under the lines of credit agreements.

              In March 1998, the Company entered into a line of credit agreement with Israel Discount Bank of New York ("IDB"). The proceeds of the credit facility were initially used to repay amounts outstanding under the Company's previous line of credit facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum of $2,000,000. Based on eligible accounts receivable at October 31, 2000, $1,550,000 was available for future borrowing. The line of credit facility is secured by the Company's cash, accounts receivable, securities, deposits and general intangibles. Interest is charged at the prime rate (9.5% at October 31, 2000). The line of credit agreement will automatically renew each year unless either party provides 60 days notice to terminate the line of credit agreement. Interest expense charged to operations related to the IDB line of credit facility totaled $57,932 and $80,498 for the years ended October 31, 2000 and 1999, respectively.


Note 8.  Income Taxes

              The provision for income taxes for the years ended October 31, 2000 and 1999, consist of the following:

                                           2000          1999
               Current:
                   Federal                   $577,923      $643,892
               State and local            187,943       139,948

                                         $765,866      $783,840
               Deferred:
                   Federal                   (155,287)     (116,835)
               State and local            (50,500)        1,564

                                             (205,787)     (115,271)

                                         $560,079      $668,569
                 JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 2000 and 1999
                           (continued)


         A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October 31, 2000 and 1999, is as follows:


                                                 2000     1999


         Statutory federal income tax at
          applicable rates                                    34%     34%
         State and local taxes, net of
          federal tax benefit                     7%      6%
         Nondeductible expenses                        2%      1%
         Other                                         -       2%

                                                      43%     43%


         The components of deferred income tax assets and liabilities are as follows:

                                             October 31,

                                         2000           1999
Deferred tax assets:
 Allowance for doubtful accounts     $   282,797    $   129,000
 Other liabilities and accruals          213,290        102,775

  Total deferred tax assets              496,087        231,775

Deferred tax liabilities:
 Prepaid advertising and
  marketing expenses                    (210,657)      (174,841)
Other assets                             (22,709)          -

  Total deferred tax liabilities        (233,366)      (174,841)

Net deferred tax asset               $   262,721    $    56,934
                 JLM COUTURE, INC. AND SUBSIDIARY
            Notes to Consolidated Financial Statements
          For the Years Ended October 31, 2000 and 1999
                           (continued)


              Deferred income taxes are provided on temporary differences between financial statement and taxable income.
              Realization of deferred income tax assets is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that its deferred tax assets will be realized.

Note 9.  Shareholders' Equity

              During Fiscal 2000 and Fiscal 1999, the Company repurchased 85,420 and 28,500, shares of Common Stock, respectively, in the open market at a cost of $212,423 and $69,509, respectively.

              In connection with private placement of equity completed during November 1996, the Company granted to the investors, warrants to purchase 7,500 shares of the Company's Common Stock exercisable at $4.37 per share which expire December 31, 2001 and warrants to purchase 15,000 shares of Common Stock exercisable at $6.62 per share which expire December 31, 2001. The investors were granted registration rights whereby the Company agreed to use its best efforts to include the shares in any registration statement filed by the Company to publicly offer the Company's securities.

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


                  JLM COUTURE, INC. AND SUBSIDIARY
                       Notes to Consolidated Financial
Statements
          For the Years Ended October 31, 2000 and 1999
                           (continued)


              On August 26, 1996, the Company adopted a Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of incentive and nonstatutory stock options to employees, consultants, advisors and/or directors for a total of up to 100,000 shares of Common Stock. In September 1999, the 1996 Plan was amended to increase the number of shares available for grant to 250,000 shares. The exercise price of options granted may not be less than the fair market value of the shares on the date of grant (110% of such fair market value for a holder of more than 10% of the Company's common stock). The 1996 Plan is scheduled to terminate on August 26, 2006.

              The following table summarizes data relating to non-incentive plan options and incentive plan options:


                                          Incentive           Non-Incentive

                                       2000       1999       2000      1999


              Options outstanding
               at the beginning of
               the year              143,125    145,625    413,000  443,000
              Options granted              -          -          -        -
              Options expired                                       (30,000)
              Options exercised      (10,625)    (2,500)         -        -

              Options outstanding
               at the end of the
               year                  132,500    143,125    413,000  413,000

              Options exercisable
               at the end of the
         year                  132,500    143,125    413,000  413,000

                JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)


        The exercise prices of the options outstanding at October 31, 2000 and 1999 range from $.87 to $4.625. At October 31, 2000, there are options covering 150,000 shares of Common Stock available for future grant under the 1996 Plan.

        The Company applies Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees;" and the disclosure only provisions of SFAS 123 Accounting for Stock Compensation." Accordingly, no compensation expense has been recognized for stock-based compensation given to employees, since the options granted were at prices that equaled or exceeded their fair market value at the date of grant. If compensation expense for the Company's stock options issued in Fiscal 1999 had been determined based on the fair value method of accounting, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



                                                            For The Years Ended
                                            October 31,

                                        2000            1999

                   Net income --
                     As reported          $ 748,523      $ 880,169
                     Pro forma         601,854      $ 598,306

                   Basic earnings
                   per share --
                     As reported         $0.37          $0.44
                     Pro forma           $0.30          $0.30

                   Diluted earnings
                   per share --
                     As reported              $0.36          $0.43
                     Pro forma                $0.29          $0.29




                 JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)


         The fair value of issued stock options was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted:


                                                            For The Years Ended
                                             October 31,

                                        2000           1999

                   Weighted average
                    market price at
                    date of grant        -            $1.97
                   Risk free interest
                    rate                                -             5.9%
                   Volatility factor     -              76%
                   Expected life of
                    the stock options         -             3.0 yrs.


         During Fiscal 1999, the Company granted 23,000 non-plan stock options to three employees at a grant price that approximates fair-value. These options are exercisable immediately for up to three years from date of grant, however, the shares of Common Stock issuable upon exercise of these options are restricted for one year.


Note 10. Related Party Transactions

              Notes Receivable - Sale of Stock

              On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of Common Stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 2000 and 1999 was $63,302 and $62,465, respectively.



         JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)


              Periodically, compensation expense has been recorded for the difference between the original price and the current fair value of the Common Stock, which as of yet has not been paid for by the executive.

              On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at October 31, 2000 and 1999 was $402,469 and $450,000, respectively.

              On June 5, 2000, pursuant to an employment agreement the Company issued 50,000 unregistered shares to an employee of the Company. The employment agreement expires on October 31, 2008. Deferred Compensation for the fair value of the related shares was recorded in connection with this issuance. The unamortized portion of such deferred compensation will be amortized over the remaining life of the employment agreement.


Note 11. Commitments and Contingencies

              Lease Commitments

              The Company leases office, production, and retail facilities under leases expiring through 2003. Minimum annual rentals under such leases are as follows:

                   Year Ending
                   October 31,

                     2001            247,715
                     2002            195,334
                     2003             57,750

                                $500,799


                 JLM COUTURE, INC. AND SUBSIDIARY
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2000 and 1999
                          (continued)


              Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 2000 and 1999, amounted to $350,391 and $295,612, respectively.

              Employment Agreements

              The Company has employment agreements with four of its key employees terminating from February 2001 to December 2005. Total compensation expense under the terms of these agreements for the years ended October 31, 2000 and 1999 was $678,392 and $606,296, respectively.

              Future minimum commitments under these employment agreements are as follows:


                         Year Ending October 31,

                             2001        $  503,250
                             2002           480,000
                             2003           317,500
                             2004           117,500
                         Thereafter      93,333

                                     $1,511,583

















A:\NEWDOC.WPD

                         EXHIBIT INDEX



         10.2      Amendment No. 1 dated November 1, 1998 to
                   Employment Agreement dated November 1, 1998 between the Company and Mr. Lazaro Perez.


         23.1      Consent of Arthur Andersen LLP dated February 13,
                   2001.






































A:\NEWDOC.WPD