Form 10QSB
period 2001-01-31
JLM COUTURE INC
filed 2001-03-22
CIK 806384

FORM 10-QSB


                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

Yes  X         No


     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of March 14, 2001 was 2,120,530.







                        JLM COUTURE, INC.


                              INDEX




Part I.  Financial Information:


     Item 1.   Financial Statements.

               Consolidated Balance Sheets at
               January 31, 2001 (unaudited) and
               October 31, 2000                                 3-4

               Consolidated Statements of Income
               for the Three Months ended January 31,
               2001 and 2000 (unaudited)                         5

               Consolidated Statements of Cash Flows
               for the Three Months ended January 31,
               2001 and 2000 (unaudited)                        6-7

               Notes to Consolidated Financial Statements       8


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                   9-12


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.                 13


Signature                                                        14












                  PART I. FINANCIAL INFORMATION

                JLM COUTURE, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS




                                                                                January 31,    October 31,
                                                                                   2001                 2000
                                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                   95,952            155,334
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $425,000 at January 31,
  2001 and $500,000 at October 31, 2000       3,839,138         3,474,751

 Inventories, net                                                     3,970,481         3,672,534
 Prepaid expenses and other current assets    401,527             308,036
 Deferred income taxes                                         218,677              218,677
 Note receivable-current portion                                -                        33,656

    Total current assets                                       8,525,775            7,862,988

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $591,408 at January 31, 2001 and
 $573,401 at October 31, 2000                            213,450               231,455
Goodwill, net                                                           235,919               239,439

Samples, net of accumulated amortization
 of $155,970 at January 31, 2001 and
 $82,592 at October 31, 2000                              183,158               256,537
 Deferred income taxes                                           44,044                 44,044
 Other assets                                                           161,296              120,113

                                                                              $9,363,642         $8,754,576





      See accompanying notes to consolidated financial statements







                  JLM COUTURE, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                                             January 31,   October 31,
                                                                    2001          2000
                                                             (Unaudited)
Current liabilities
  Revolving line of credit                    750,000            450,000
  Accounts payable                         1,616,953         1,335,667
  Income taxes payable                     964,108            884,108
  Accrued expenses and
    other current liabilities                  187,397            326,120

  Total current liabilities                 3,518,458          2,995,895

Other liabilities                                     16,267                33,674


Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                               -                            -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,120,530 at January 31,
  2000 and October 31, 2000;
  Outstanding 1,963,110 at January 31,
  2001 and 1,988,110 at October 31, 2000        423            423
  Additional paid-in capital             3,294,984      3,294,984
  Retained earnings                       3,455,285      3,296,732

                                                           6,750,692      6,592,139

  Less:  Deferred compensation     (98,438)      (101,250)
         Note receivable and accrued
          interest                                       (432,135)      (432,135)
         Treasury stock at cost:
          157,420 shares at January 31,
          2001 and 132,420 shares at
          October 31, 2000                    (391,202)      (333,747)

      Total shareholders' equity          5,828,917      5,725,007

      Total liabilities and
       shareholders' equity              $9,363,642     $8,754,576



      See accompanying notes to consolidated financial statements

                  JLM COUTURE, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                             (Unaudited)



                                                      2001              2000
Net sales                               $4,249,777       $4,005,801

Cost of goods sold               2,645,712        2,440,249

Gross profit                            1,604,065        1,565,552

Selling, general and
 administrative
 expenses                                1,309,329        1,181,629

Operating Income                      294,736          383,923

Interest expense, net
 of interest income of
 $4,781 and $5,884 for 2001
 and 2000, respectively             16,183           16,127

Income before provision
 for income taxes                       278,553          367,796
Provision for income
 taxes                                            120,000          158,000

    Net income                           $  158,553       $  209,796

Net income per weighted
 average number of common
 and common equivalent
 shares:

    Basic                                             $     0.08       $     0.10

    Diluted                                           $     0.08       $     0.10

Weighted average number
 of common and common
 equivalent shares
 outstanding:

    Basic                                          1,968,164        2,012,905

    Diluted                                         1,990,311        2,047,162


      See accompanying notes to consolidated financial statements

                  JLM COUTURE, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED
                      JANUARY 31, 2001 and 2000
                                 (Unaudited)



                                                                                       2001           2000
Cash Flows From Operating Activities
 Net Income                                                              $158,553       $209,796
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                                 97,716           97,506
 Provision for doubtful accounts and
  trade discounts                                                         (75,000)          25,000
 Changes in operating assets and liabilities
   Increase in accounts receivable                         (289,387)      (593,948)
   Increase in inventories                                         (297,947)      (110,639)
   Increase in prepaid
    expenses and other current assets                     (93,491)       (27,649)
   Increase in other assets                                          (41,183)        (7,944)
   Increase in accounts payable                                281,286        374,268
   Decrease in income taxes
    payable and accrued expenses and other
    current liabilities                                                        (58,723)      (151,105)
   Decrease in long term liabilities                             (17,407)          (3,486)

Net Cash Used In Operating Activities                    (335,583)      (188,201)

Cash Flows From Investing Activities
   Purchase of property and equipment                             -              (19,434)

Cash Flows from Financing Activities
 Net proceeds from
   revolving line of credit                                                   300,000        100,000
 Payment on notes received                                             33,656         48,950
 Purchase of Treasury Stock                                           (57,455)             -

Net Cash provided by Financing Activities                     276,201        148,950

Net decrease in cash and cash equivalents                 (59,382)       (58,685)
Cash and cash equivalents, beginning of year            155,334        180,716

Cash and cash equivalents, end of period                     $ 95,952       $122,031




       See accompanying notes to consolidated financial statements



                   JLM COUTURE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                       JANUARY 31, 2001 and 2000
                                 (Unaudited)




 Supplemental Disclosures of Cash Flow Information;


                                               2001           2000

 Cash paid during the year for:
  Interest                              $ 9,830        $ 16,118

  Income taxes                    20,000         190,000
















       See accompanying notes to consolidated financial statements

                    JLM COUTURE, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.

     The consolidated balance sheets as of January 31, 2001, the consolidated statements of income for the three month periods ended January 31, 2001 and 2000 and the consolidated statements of cash flows for the three month periods ended January 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2001 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 2000 which was filed with the Securities and Exchange Commission.


Note 2. Composition of Inventory

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and overhead.


                        Fiscal Quarter Ended
                          January, 31, 2001     Fiscal Year Ended
                            (Unaudited)         October 31, 2000


Raw materials      $2,135,166         $2,402,670
Work-in-process        380,414              193,349
Finished Goods      1,454,901          1,076,515

                                 $3,970,481        $3,672,534


Note 3. Revolving Line of Credit

     The Company has an available line of credit of up to $2,000,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At January 31, 2001 and October 31, 2000 the Company had borrowed $750,000 and $450,000, respectively, under the revolving line of credit.

                     JLM COUTURE, INC. AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations


     Three months ended January 31, 2001 as compared to three months ended January 31, 2000.

     For the first three months of the Company's fiscal year ending October 31, 2001 ("Fiscal 2001"), revenues increased to $4,249,777 from $4,005,801, an increase of 6.1% over the same period a year ago. The increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales fell to 37.7% from 39.1% as there was a larger contribution to sales from the more moderately priced Bridesmaids dresses in the current period. Net income was $158,553, a decrease of 24.4% from net income of $209,796 in the first three months of the Company's fiscal year ended October 31, 2000 ( Fiscal 2000"). Per share earnings for the current quarterly period were $0.08 per share, basic and diluted, as compared to $0.10 per share, basic and diluted, a year ago. Selling, general and administrative expenses as a percentage of sales increased to 30.8% of sales as compared to 29.5% of sales, due to an increase in marketing and advertising expenses during the current period.


Liquidity and Capital Resources

     The Company's working capital increased to $5,007,317 at January 31, 2001 from $4,867,093 at October 31, 2000. The
Company's current ratio decreased to 2.4 to 1 at January 31, 2001 from 2.6 to 1 at October 31, 2000. The change in working capital is primarily attributable to an increase in the revolving line of credit and an increase in inventory levels during the current period.

     During the three months ended January 31, 2001, the Company used $335,583 of cash from operating activities, as compared to using $188,201 during the year earlier period. This was due to increased business activity during the current period. The Company did not use any funds for investing activities in the current year compared to using $19,434 a year ago. The Company provided $276,201 of cash from financing activities during the three months ended January 31, 2001 as compared to using $148,950 a year earlier as a result of the Company increasing its borrowings under its revolving line of credit by $300,000, partially offset by the purchase of 25,000 shares of treasury stock in the amount of $57,455.

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


Recent Accounting Pronouncements

     In June 1999, the FASB issued SFAS No. 133, Accounting for Derivative and Hedging Activities", which must be adopted for fiscal quarters of fiscal years beginning after June 15, 2000.
SFAS No. 133, requires the recognition of all derivatives as either assets or liabilities in the balance sheet and measurements of those instruments at fair value. The Company has not entered into any derivative or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 101, Revenue Recognition." SAB 101 must be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect SAB 101 to impact its financial statement as result of adoption.

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



Dated:  March 21, 2001                JLM COUTURE, INC.,
                                      Registrant



                                      By:/s/Joseph L. Murphy
                                         Joseph L. Murphy
                                         President (Authorized
                                         officer and Principal
                                         Financial Officer)