Form 10QSB
period 2001-04-30
JLM COUTURE INC
filed 2001-06-11
CIK 806384

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2001


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


     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of June __, 2001 was 2,120,530.


     Transitional Small Business Disclosure Format (check one):

Yes            No  X

                           Page 1 of 14

             The Exhibit Index is located on page 15.
                        JLM COUTURE, INC.



                              INDEX


66:

PART I.  FINANCIAL INFORMATION:      PAGE


     Item 1.  Financial Statements.


          Consolidated Balance Sheets at April 30,
          2001 (unaudited) and October 31, 2000               3-4


          Consolidated Statements of Income for
          the Three and Six Months ended April 30,
          2001 and 2000 (unaudited)                             5


          Consolidated Statements of Cash Flows for the
          Six Months ended April 30, 2001 and 2000
          (unaudited)                                         6-7


          Notes to Consolidated Financial Statements           8-9


     Item 2.  Management's Discussion and Analysis
      or Plan of Operation.                                 10-12


PART II.  OTHER INFORMATION:


     Item 6. Exhibits and Reports on Form 8-K.                 13


Signature                                                      14









                     PART I. FINANCIAL INFORMATION

                  JLM COUTURE, INC. AND SUBSIDIARY
         [/CAPTION]   CONSOLIDATED BALANCE SHEETS

                               ASSETS




                                                                                April 30,    October 31,
                                                                                      2001          2000
                                                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                             $   204,788    $  155,334
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $450,000 at April 30,
  2001 and $500,000 at October 31, 2000       4,389,517     3,474,751
 Inventories                                                            4,134,017     3,672,534
 Prepaid expenses and other current assets    684,159        308,036
 Deferred income taxes                                          218,677        218,677
Note receivable-current portion                                    -                33,656

    Total current assets                                          9,631,158     7,862,988

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $609,973 at April 30, 2001 and
 $573,401 at October 31, 2000                               231,232       231,455
Goodwill, net                                                               232,398       239,439

Samples, net of accumulated amortization
 of $288,036 at April 30, 2001 and
 $82,592 at October 31, 2000                                  209,889       256,537

Deferred income taxes                                                  44,044        44,044

Other assets                                                                 151,995       120,113

                                                                                  $10,500,716    $8,754,576









      See accompanying notes to consolidated financial statements




                  JLM COUTURE, INC. AND SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                    April 30,    October 31,
                                                                         2001          2000
                                                                             (Unaudited)
Current liabilities
  Revolving line of credit                       $   750,000    $  450,000
  Accounts payable                                  2,300,408      1,335,667
  Income taxes payable                           1,189,108        884,108
  Accrued expenses and
    other current liabilities                           178,783        326,120

  Total current liabilities                           4,418,299     2,995,895


Other liabilities                                                12,781         33,674


Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                                         -                   -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,120,530 at April 30, 2001
  and 2,120,530 at October 31, 2000;
  Outstanding 1,921,710 at April 30,
  2001 and 1,988,110 at October 31, 2000         423           423
  Additional paid-in capital                          3,294,984     3,294,984
 Retained earnings                                      3,768,816     3,296,732

                                                                          7,064,223     6,592,139

  Less:  Deferred compensation                  (95,625)        (101,250)
         Note receivable and accrued
           interest                                                    (432,135)     (432,135)
         Treasury stock at cost:
          198,820 shares at April 30,
          2001 and 132,420 at October
          31, 2000                                                  (466,827)     (333,747)

      Total shareholders' equity                       6,069,636     5,725,007

                                                                      $10,500,716    $8,754,576



      See accompanying notes to consolidated financial statements

                                JLM COUTURE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND SIX MONTHS
                          ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)


                           Three Months Ended            Six Months Ended
                                 April 30,                   April 30,
                            2001         2000            2001        2000


Net sales                $6,302,085   $5,565,568     $10,551,862  $9,571,369
Cost of goods sold        3,883,871    3,536,298       6,529,583   5,976,547

Gross profit              2,418,214    2,029,270       4,022,279   3,594,822

Selling, general and      1,860,803    1,453,578       3,170,132   2,635,207
 administrative ex-
 penses
Operating income            557,411      575,692         852,147     959,615

 Interest expense, net of    18,880       14,311          35,063      30,438
  interest income

Income from operations      538,531      561,381         817,084     929,177
 before provision for
 income taxes
Provision for income
 taxes                      225,000      242,000         345,000     400,000

    Net income           $  313,531   $  319,381     $   472,084  $  529,177

Net income per com-
 mon and common equi-
 valent share

    Basic                $     0.16   $     0.16      $     0.24  $     0.26

    Diluted              $     0.16   $     0.16      $     0.24  $     0.26

Weighted average number
 of common equivalent
 shares

    Basic                 1,936,834    2,011,817       1,952,759   2,012,361

    Diluted               1,960,018    2,043,760       1,975,424   2,045,461




                 See accompanying notes to financial statements.
                         JLM COUTURE, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                           APRIL 30, 2001 and 2000
                                                                    2001          2000
Cash Flows from Operating Activities
Net income                                              $   472,084     $ 529,177
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and amortization                  194,683       131,464

 Provision for doubtful accounts
  and trade discounts                                     (25,000)       75,000
 Changes in operating assets and liabilities
   (Increase) in accounts receivable           (889,766)   (1,187,908)
   (Increase) in inventories                           (461,483)     (164,858)
   (Increase) in prepaid expenses
     and other current assets                          (376,123)     (113,107)
   (Increase) in and other assets                    (31,882)      (33,898)
   Increase in accounts payable                      964,741       905,621
   (Decrease) Increase in taxes payable
     and other current liabilities                         157,663       (83,405)
(Decrease) in long term liabilities                  (20,893)       (6,972)

Net cash provided by (used in)
 Operating Activities                                             (15,976)       51,114

Cash Flows From Investing Activities
 Purchase of property and equipment            (135,146)      (25,123)

Net cash used in Investing Activities                (135,146)      (25,123)

Cash Flows from Financing Activities
  Net proceeds from (reduction of) short
    term borrowing                                                  300,000      (100,000)
  Payments of notes receivable                             33,656        48,250
  Purchase of treasury stock                               (133,080)      (20,805)

Net cash provided by (used in) Financing
  Activities                                                                 200,576       (72,555)

Net increase (decrease) in cash                          49,454       (46,564)
Cash, beginning of year                                        155,334       180,716

Cash, end of period                                           $   204,788     $ 134,152





               See accompanying notes to financial statements.

                JLM COUTURE, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                     APRIL 30, 2001 and 2000
                                  (Unaudited)





 Supplemental Disclosures of Cash Flow Information;



                                            2001         2000

 Cash paid during the year for:
  Interest                                $27,280      $ 43,504
  Income taxes                     $40,000      $340,000














   See accompanying notes to consolidated financial statements


                JLM COUTURE, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

     The consolidated balance sheets as of April 30, 2001, the consolidated statements of income for the six month periods ended
April 30, 2001 and 2000 and the consolidated statements of cash flows for the six month periods ended April 30, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 2001 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's
Form 10-KSB for its fiscal year ended October 31, 2000, which was filed with the Securities and Exchange Commission.


Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                           April 30, 2001       October 31, 2000


Raw materials               $2,370,907             $2,402,670
Work-in-process                552,778                193,349
Finished Goods               1,210,332              1,076,515

                            $4,134,017             $3,672,534



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $2,000,000 with a financial institution. On March 1, 2001 the Company reduced the line of credit to $1,250,000. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At April 30, 2001 and October 31, 2000 the Company had borrowed $750,000 and $450,000, respectively, under the revolving line of credit.





                JLM COUTURE, INC. AND SUBSIDIARY
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)



Note 4.  Note Receivable

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



Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

     Six months ended April 30, 2001 as compared to six months ended April 30, 2000 and three months ended April 30, 2001 as compared to three months ended April 30, 2000.

     For the first six months of the Company's fiscal year ending
October 31, 2001 ("Fiscal 2001"), revenues increased to $10,551,862 from $9,571,369, an increase of 10.2% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales rose to 38.1% from 37.6% due to increased efficiency attributable to the higher volume. Selling, general and administrative expenses as a percentage of sales increased to 30.0% of sales as compared to 27.5% due to increased marketing costs, both domestically and in Europe. Net income was $436,298, a decrease of 21% from net income of $552,177 in the first six months of Fiscal 2000, due to increased selling, general and administrative costs incurred in the current period. Per share earnings for this period was $.22 per basic and diluted share, as compared to $.26 per basic and diluted share a year ago.

     For the quarter ended April 30, 2001, revenues increased to $6,302,085 from $5,565,568, an increase of 13.2% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales rose to 38.3% from 36.5% due to increased efficiency attributable to the higher volume in the current period.
Selling, general and administrative expenses as a percentage of sales increased to 29.5% of sales as compared to 26.1% due to increased marketing costs, both domestically and in Europe. Net income was $313,531, a decrease 1.8% from net income of $319,381 in the first quarter of the prior year. Per share earnings for this period were $.16 per basic share and diluted share, the same as it was a year ago.


Liquidity and Capital Resources

     The Company's working capital increased to $5,212,859 at April
30, 2001 from $4,867,093 at October 31, 2000.  The Company's current ratio decreased to 2.2 to 1 at April 30, 2001 from 2.6 to 1 at October 31, 2000.

     During the six months ended April 30, 2001, the Company used
$15,976 of cash from operating activities, as compared to providing
$51,114 during the year earlier period. The Company used $135,146 of cash in investing activities in the current year compared to using $25,123 cash a year ago. This was primarily due to the increase in samples during the current period. The Company was provided $200,576 of cash from financing activities during the six months ended April 30, 2001, as compared to using $72,555 a year earlier, as the Company borrowed $300,000 from its revolving credit facility during the current period.


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


Safe Harbor Statement

     Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products or forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks;
the impact of competitive products and pricing; the results of financing efforts; the loss of any significant customers of any business; the effect of the Company's accounting policies; the effects of economic conditions and trade, legal, social, and economic risks, such as import, licensing, and trade restrictions;
the results of the Company's business plan and the impact on the Company of its relationship with its lender. The information in this Report should be reviewed in conjunction with JLM Couture, Inc.'s Annual Report for its fiscal year ended October 31, 2000.


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



                                   JLM COUTURE, INC.,
                                   Registrant



Dated: June __, 2001               By:/s/Joseph L. Murphy
                                      Joseph L. Murphy
                                      President (Authorized officer
                                      and Principal Financial
                                      Officer)





























A:\10-QSB.TXT
