Form 10QSB
period 2001-07-31
JLM COUTURE INC
filed 2001-09-19
CIK 806384

UNITES STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Yes   X        No

     As of July 31, 2001, there were 1,905,410 shares of common stock, par value $.0002 per share outstanding.

    Transitional small business disclosure format (check one)

Yes            No   X

                          Page 1 of 14.

                    There is no Exhibit Index.






                              INDEX





                                                             Page
Part I.  Financial Information:


  Item 1.  Consolidated Financial Statements.


     Consolidated Balance Sheets at July 31, 2001 and
       October 31, 2000                                       3-4


     Consolidated Statements of Income for the three
       and nine months ended July 31, 2001 and 2000             5


     Consolidated Statements of Cash Flows for the
       nine months ended July 31, 2001 and 2000               6-7


     Notes to Consolidated Financial Statements               8-9


  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operation.        10-12


Part II.  Other Information:


  Item 2. Changes in Securities.                               13


  Item 6. Exhibits and Reports on Form 8-K.                    13


     Signature                                                 14






                     PART I. FINANCIAL INFORMATION

         JLM COUTURE, INC. AND SUBSIDIARY
            CONSOLIDATED BALANCE SHEETS

                               ASSETS


                                                                       July 31,       October 31,
                                                                          2001          2000
                                                                 (Unaudited)
Current assets:
 Cash and cash equivalents                          $  391,831    $  155,334
 Accounts receivable, net of allowance
  for doubtful accounts and trade
  discounts - $425,000 at July 31,
  2001 and $500,000 at October 31, 2000      4,190,085     3,474,751
 Inventories                                                           3,974,807     3,672,534
 Prepaid expenses and other current assets   605,132        308,036
 Deferred income taxes                                         218,677        218,677
 Note receivable-current portion                                      -            33,656

    Total current assets                                        9,380,532     7,862,988

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $628,655 at July 31, 2001 and
 $573,401 at October 31, 2000                              212,551       231,455
Goodwill, net                                                              228,877       239,439

Samples, net of accumulated amortization
 of $278,036 at July 31, 2001 and
 $82,592 at October 31, 2000                                  159,889       256,537
Deferred income taxes                                                44,044         44,044
Other assets                                                               123,272       120,113

                                                                              $10,149,165   $8,754,576

 See accompanying notes to consolidated financial statements.

                JLM COUTURE, INC. AND SUBSIDIARY
159:                CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                                          July 31,     October 31,
                                                             2001          2000
                                                      (Unaudited)
Current liabilities
  Revolving line of credit               $   650,000    $  450,000
  Accounts payable                          1,889,756     1,335,667
  Income taxes payable                  1,070,819        884,108
  Accrued expenses and
    other current liabilities                   174,194       326,120

  Total current liabilities                 3,784,769     2,995,895

Other liabilities                                       9,296            33,674

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                                    -             -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,130,530 at July 31, 2001
  and 2,120,530 at October 31, 2000;
  Outstanding 1,915,410 at July 31,
  2001 and 1,988,110 at October 31,
   2000                                                            425               423
  Additional paid-in capital               3,303,682     3,294,984
  Retained earnings                          4,076,474     3,296,732

                                                               7,380,581     6,592,139

Less:    Deferred compensation         (92,813)     (101,250)
         Note receivable and accrued
           interest                                        (432,135)     (432,135)
         Treasury stock at cost:
          215,120 shares at July 31,
          2001 and 132,420 shares at
          October 31, 2000                       (500,533)     (333,747)

      Total shareholders' equity           6,355,100     5,725,007

                                                           $10,149,165    $8,754,576
 See accompanying notes to consolidated financial statements

                              JLM COUTURE, INC.
                   CONSOLIDATED STATEMENT OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                (Unaudited)

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     JULY 31,                               JULY 31,
                                             2001          2000                     2001          2000

Net sales                     $6,334,194    $6,022,139   $16,886,056   $15,593,508

Cost of goods sold       3,935,996     3,689,937      10,465,579       9,666,484

Gross profit                    2,398,198     2,332,202         6,420,477      5,927,024
Selling, general and
 administrative
 expenses                      1,833,846     1,776,585         5,003,978       4,411,792

Operating income            564,352       555,617          1,416,499       1,515,232

Interest expense, net
 of interest income             11,694        12,269                 46,757             42,707

Income from operations
 before provision for
 income taxes                  552,658       543,348           1,369,742         1,472,525

Provision for income
 taxes                                 245,000       240,000            590,000             640,000

Net income                  $  307,658    $  303,348       $   779,742       $   832,525

Net income per common
 and common equivalent
 share

Basic                               $     0.16       $     0.15              $      0.40            $      0.41

Diluted                            $     0.16       $     0.15              $      0.40            $      0.41

Weighted average number
 of common equivalent
 shares

Basic                            1,927,900     2,014,823           1,944,381           2,013,626

Diluted                         1,955,210     2,041,459           1,968,595             2,044,571
  See accompanying notes to financial statements.

                      JLM COUTURE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                              JULY 31,
                                                                         2001        2000
Cash Flows from Operating Activities
 Net income                                               $   779,742        $   832,525
   Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization               269,697             219,280
    Provision for doubtful accounts and trade
     discounts                                                   (75,000)             150,000
   Changes in operating assets and liabilities
     (Increase) in accounts receivable       (640,334)       (1,507,254)
     (Increase) in inventories                       (302,273)           (310,201)
     Decrease (increase) in prepaid expenses
       and other current assets                    (297,096)             (97,698)
     (Increase) decrease in other assets      (3,159)             (35,560)
     Increase in accounts payable               554,089              762,725
     Increase (decrease) in income taxes
       payable and other current liabilities     34,785              288,543
     (Decrease) in long term liabilities         (24,378)             (10,457)

 Net Cash (used in) provided by Operating
   Activities                                                        296,073            291,903

Cash Flows From Investing Activities
  Purchase of property and equipment     (135,146)           (25,123)

Net Cash used in Investing Activities        (135,146)           (25,123)

Cash Flows from Financing Activities
  Net (decrease) increase in short term
    borrowing                                                     200,000           (200,000)
  Payments of notes receivable                      33,656               70,750
  Purchase of treasury stock                         (166,786)           (77,901)
  Exercise of stock options                                  8,700                     -

Net Cash provided by Financing Activities     75,570          (207,151)

Net increase (decrease) in cash                   236,497             59,629
Cash, beginning of year                                  155,334           180,716

Cash, end of period                                     $   391,831     $   240,345

 See accompanying notes to financial statements.

                    JLM COUTURE, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED
                         JULY 31, 2001 and 2000
                                 (Unaudited)



 Supplemental Disclosures of Cash Flow Information;


                                                 2001           2000

 Cash paid during the year for:
  Interest                              $ 38,839       $ 58,697
  Income taxes                 $397,622       $340,000











        See accompanying notes to consolidated financial statements

                JLM COUTURE, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.

     The consolidated balance sheets as of July 31, 2001, the consolidated statements of income for the nine month periods ended July 31, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended July 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2001 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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



Note 2. Composition of Inventory


                        Fiscal Quarter Ended   Fiscal Year Ended
                           July 31, 2001        October 31, 2000


Raw materials      $2,418,451             $2,402,670
Work-in-process       360,733                    193,349
Finished Goods     1,195,623                1,076,515

                                 $3,974,807             $3,672,534



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $2,000,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At July 31, 2001 and October 31, 2000 the Company had borrowed $650,000 and $450,000, respectively, under the revolving line of credit.





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

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations


     Nine months ended July 31, 2001 as compared to nine months ended July 31, 2000 and three months ended July 31, 2001 as compared to three months ended July 31, 2000.

     For the first nine months of the Company's fiscal year ending October 31, 2001 ("Fiscal 2001"), revenues increased to $16,886,056 from $15,593,508, an increase of 8.3% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales remained at 38.0% during the same period a year ago. Selling, general and administrative ( SG&A") expenses as a percentage of sales increased to 29.6% of sales as compared to 28.3% due to increased costs related to the launch of a new division of Occasions Shoes. Net income was $779,742, a decrease of 6.3% from net income of $832,525 in the first nine months of Fiscal 2000 due to the increased SG&A costs incurred in the current period. Per share earnings for this period was $0.40 per basic and diluted share, as compared to $0.41 per basic and diluted share a year ago.

     For the quarter ended July 31, 2001 ("3Q FY2001"), revenues increased to $6,334,194 from $6,022,139, an increase of 5.2% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales fell to 37.9% from 38.7% as there was a larger contribution to sales from the more moderately priced bridesmaids gowns in the current period. SG&A expenses as a percentage of sales decreased to 29.0% as compared to 29.5%. Net income was $307,658, an increase of 1.4% over net income of $303,348 in the third quarter of Fiscal 2000. Per share earnings for this period were $0.16 per basic and diluted share, as compared to $0.15 per basic and diluted share a year ago.


Liquidity and Capital Resources

     The Company's working capital increased to $5,595,763 at July 31, 2001 from $4,867,093 at October 31, 2000. The Company's current ratio decreased modestly to 2.5 to 1 at July 31, 2001 from
2.6 to 1 at October 31, 2000.

     During the nine months ended July 31, 2001, the Company provided $269,073 of cash from operating activities, as compared to $291,903 in the year earlier period. The Company used $135,146 of cash in investing activities in the current year compared to using $25,123 cash a year ago. This was primarily due to the increase in samples during the current period. The Company was provided $75,570 of cash from financing activities during the nine months ended July 31, 2001, as compared to using $207,151 a year earlier, as the Company borrowed $200,000 from its revolving credit facility during the current period.


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

                   PART II.   OTHER INFORMATION



Item 2.   Changes in Securities.

          On August 14, 2001, the Company issued 200,000 unregistered shares of Common Stock to Joseph L. Murphy pursuant to Amendment No. 1 to Employment Agreement between the Company and Mr. Murphy dated May 19, 1998.


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

     3.2  The Company's By-Laws are incorporated by reference to
          Exhibit 3.03 of Registration Statement No. 33-10278 NY filed on Form S-18 ("Form S-18").

     10.1 Amendment No. 1 dated August 14, 2001 to Employment
          Agreement between the Company and Joseph L. Murphy dated
          May 19, 1998.


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

Dated: September 19, 2001