Form 10KSB
period 2001-10-31
JLM COUTURE INC
filed 2002-02-13
CIK 806384

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
    Washington, D.C. 20549
        Form 10-KSB

(Mark One)

[X]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

          For the fiscal year ended October 31, 2001

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

     The issuer's revenues for its most recent fiscal year were $21,420,342.

     The aggregate market value of the shares of Common Stock held by non-affiliates as reported by Nasdaq on February 6, 2002 was approximately $2,643,252.

     As of January 28, 2002 the issuer had outstanding 2,330,530 shares of Common Stock, par value $.0002 per share.

     The Proxy Statement of the registrant to be filed on or before February 28, 2002 is incorporated herein by reference.

     Transitional Small Business Disclosure Format:  Yes [   ]
No [ X ]

                             PART I


Item 1.  Description of Business.

     (a) Background. JLM Couture, Inc. (the "Company"), a Delaware corporation whose name was changed from Jim Hjelm's Private
Collection, Ltd. in July 1997, was organized in April 1986 to design, manufacture and market high quality bridal wear and related accessories, including bridesmaid gowns. In May 1997, the Company acquired Alvina Valenta Couture Collection, Inc. ("Alvina"), a New
York corporation, which designs, manufactures and markets
81:    couture-quality bridal wear.  In 1999 the Company set up a sales office in England to penetrate the European market. The Company launched Lazaro Ensembles and Jim Hjelm Just Separates as new bridesmaid divisions in 2000.
     (b) Business. The Company is engaged in the design, manufacture and distribution of bridal gowns, veils and bridesmaid gowns.

     The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items ("Jim Hjelm," "Lazaro" and "Alvina Valenta" lines) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect its emphasis on quality and design originality. Wholesale prices for the Company's bridesmaid and bridal gowns range from $90 to $120 and $500 to $2,500, respectively, with suggested retail prices ranging from $180 to $240 for bridesmaid gowns and $1,000 to $5,000 for bridal gowns.

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

     The Company has identified bridal boutiques or bridal departments in women's clothing stores to market its gowns. During its fiscal year ended October 31, 2001 ("Fiscal 2001") and its fiscal year ended October 31, 2000 ("Fiscal 2000"), no customer accounted for more than three percent of the Company's sales.

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

     The Company has three principal designers. Mr. Jim Hjelm has been designing bridal gowns and related items for approximately 30 years. He began his career as a bridal designer with the House of Bianchi, and then served as the head designer of Priscilla of Boston, for 18 years. From 1980 until he left in 1986 to co-found the Company with Mr. Joseph L. Murphy, he was a principal designer for Galina Bouquet, New York, another couture quality bridal gown manufacturer. Mr. Hjelm is less active in design. He mostly represents the Company in a promotional capacity. The Jim Hjelm collections are primarily currently designed by Natasha Addonizio.

     Mr. Lazaro Perez is another of the Company's bridal gown
designers.  Lazaro (the name under which Mr. Perez designs) had previously designed for Riccio, and studied at Chicago's Ray
College of Design, where he won an award for "Best New Bridal
Designer."  Lazaro's designs have enabled the Company to diversify and add depth to its product lines. For both 1997 and 1999, he was awarded the 1997 Distinctive Excellence in the Bridal Industry
Award in the category of Style Innovator for Bridal Gowns.  This award recognized Lazaro as a leading designer of contemporary-
classic bridal styling, which represents one of the fastest growing
153:    sectors of the bridal industry.  Lazaro's dresses are marketed by the Company under the name "Lazaro."
     Victoria McMillan is the designer for the Company's Alvina
Valenta line of upscale wedding gowns. Ms. McMillan has been the designer for Alvina since 1989.

     The Company's designers are frequently featured in articles and advertisements published in Bride's and Your New Home and Modern Bride magazines as well as Martha Stewart, Weddings. Major fashion department stores and bridal boutiques have featured all three designers and their work in advertisements, in store customer showings, and in retail area displays.

     The Company also markets its products through its five internet sites and generates customer demand through distribution of its bridal and bridesmaids catalogs.

     Each designer also participates in the Company's marketing efforts by appearing at seasonal bridal fashion shows and trunk shows, and otherwise being available for showing the Company's lines of bridal products. The Company also employs a full-time sales manager and six salespeople.

     The Company advertises in periodicals and other publications dealing with the bridal industry in advance of and during each bridal season. The Company's dresses have been advertised in Bride's and Your New Home and Modern Bride and Martha Stewart, Weddings magazines. This advertising is directed toward displaying the Company's products in a manner that enhances the general perception of the quality of the Company's gowns and the Company's reputation.

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

     The Company employs approximately 70 full-time employees.


ITEM 2.  Description of Property.

     The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center." which primarily contains garment manufacturers and office space. The premises are occupied pursuant to a lease with an unaffiliated party, which expires January 31, 2003. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also maintains showroom space at 501 Seventh Avenue, New York, New York, pursuant to a lease with an unaffiliated party, which expires in 2002. The Company recently leased space at 525 Seventh Avenue under a lease commencing March 1, 2002 and terminating February 28, 2012 with an unaffiliated party. This space will primarily be utilized to display the Company's products to buyers.


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


Quarter Ended            High Bid   Low Bid

Fiscal 2001

January 31, 2001         $2.125     $1.625
April 30, 2001            2.25       1.60
July 31, 2001             2.30       1.50
October 31, 2001          2.20       1.68


Fiscal 2000

January 31, 2000         $2.125     $1.4375
April 30, 2000            3.4688     2.00
July 31, 2000             2.75       2.0312
October 31, 2000          2.875      2.25


     On January 28, 2002, the closing bid and ask prices in the Over-the-Counter market for the Common Stock as reported by Nasdaq were $2.16 and $2.32, respectively.

     (b) At January 28, 2002, there were approximately 145 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" names.

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


Results of Operations - Fiscal 2001 as Compared to Fiscal 2000.

     For Fiscal 2001, revenues were $21,420,342 as compared to $20,032,066 in Fiscal 2000, an increase of $1,388,276 or 6.9%.
This increase was due to increased market penetration of the Company's products.

     The Company's gross profit margin decreased in Fiscal 2001 to 38.4% from 39.9% in Fiscal 2000. The Company attributes the decrease in its gross profit margin to an increase in sample costs as the Company expanded its product lines and introduced several new products.

     Selling, general and administrative ("SG&A") expenses decreased to 32.8% of net sales in Fiscal 2001 as compared to 33.3% of sales in Fiscal 2000. The decrease was primarily a result of economies of scale in Fiscal 2001 as compared to the increased costs associated with the Company's establishing a sales representative and a presence in Europe in Fiscal 2000.

     The Company generated net income of $666,363, or $0.34 per share, on a basic and diluted basis for Fiscal 2001 as compared to net income of $748,523, or $0.37 per share ($0.36 on a diluted basis), for Fiscal 2000.


Liquidity and Capital Resources

     The Company's working capital increased to $6,091,587 at October 31, 2001 from $4,867,093 at October 31, 2000, an increase of $1,224,494. The Company's current ratio was 4.2 to 1 at October 31, 2001 as compared to 2.6 to 1 at October 31, 2000.

     During Fiscal 2001, net cash provided by the Company's operating activities was $272,298 as compared to cash provided by operating activities of $475,451 in Fiscal 2000. The decrease was primarily due to the decrease in net income.

     Cash used in investing activities in Fiscal 2001 was $40,356 as compared to $68,586 in Fiscal 2000, as the Company spent less on the purchase of equipment in Fiscal 2001.

     Cash used in financing activities in Fiscal 2001 was $182,629 as compared to $432,247 in Fiscal 2000. This was primarily a result of the Company not reducing its revolving credit borrowings in Fiscal 2001 as compared to reducing borrowings by $300,000 in Fiscal 2000.

     The Company entered into a $2,000,000 loan agreement with Israel Discount Bank of New York (the "Credit Line"). In March 2001, to reduce commitment fees, the credit line was reduced to $1,250,000. The Credit Line provides for interest to be charged at the prime interest rate. The Credit Line is secured by a first lien on all of the Company's accounts receivable, cash, securities, deposits and general intangibles.

     Funds generated from operations along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements in the foreseeable future.


Introduction Of The Euro

     On January 1, 2000, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies remained legal tender in these countries. On January 1, 2002, the Euro replaced the sovereign legal currencies of these countries. The Company's initial international expansion was in the United Kingdom, which has not adopted the Euro. The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.

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

ITEM 7.  Financial Statements.


435:   The financial statements listed below are included on pages
436:   F-1 through F-26 following the signature page.
   Title of Document                                  Page


Report of Independent Public Accountants             F-1

Report of Independent Public Accountants             F-2

Consolidated Balance Sheets as of October 31,
   2001 and 2000                                     F-3 - F-4

Consolidated Statements of Income for the
   Years Ended October 31, 2001 and 2000              F-5

Consolidated Statements of Shareholders' Equity
   for the Years Ended October 31, 2001 and 2000      F-6 - F-7

Consolidated Statements of Cash Flows for the
   Years Ended October 31, 2001 and 2000              F-8 - F-9

Notes to Consolidated Financial Statements           F-10- F-26



ITEM 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

         None.


                            PART III


         The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2002.

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

         10.6 Promissory Note dated as of December 22, 1998 by Joseph
              L. Murphy to the Company incorporated by reference to
              Exhibit 10.7 to the 1999 10-KSB.

         23.1 Consent of Goldstein Golub Kessler LLP dated February 13,
              2002.

         23.2 Consent of Arthur Andersen LLP dated February 13, 2002.


         (b)  Reports on Form 8-K.

         On October 30, 2001, the Company filed a report on Form 8-K in which it reported a change in its certifying accountants.
         SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    JLM COUTURE, INC.




Dated: February 13, 2002         By:/s/Joseph L. Murphy
                                                       Joseph L. Murphy,
                                                       President


         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Name                                 Capacity                   Date


/s/Daniel M. Sullivan   Chairman of the Board   February 13, 2002
Daniel M. Sullivan     of Directors



/s/Joseph L. Murphy     President and Director  February 13, 2002
Joseph L. Murphy       (principal executive
                            and financial officer)



/s/Joseph E. O'Grady    Secretary and Director  February 13, 2002
Joseph E. O'Grady


/s/Jerrold Walkenfeld   Principal accounting    February 13, 2002
Jerrold Walkenfeld     officer




 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To JLM Couture, Inc.


         We have audited the accompanying consolidated balance sheet of JLM Couture, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and Subsidiaries as of October 31,
2001 and the results of their operations and their cash flows for the year then ended in conformity with auditing principles generally accepted in the United States of America.


                                      GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 10, 2002


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To JLM Couture, Inc.


         We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and Subsidiaries as of October 31,
2000 and the results of its operations and its cash flows for the year then ended in conformity with auditing principles generally accepted in the United States.


                                             ARTHUR ANDERSEN LLP

New York, New York
February 2, 2001

               JLM COUTURE, INC. AND SUBSIDIARIES
               Consolidated Balance Sheets as of
                   October 31, 2001 and 2000


                                          2001            2000

Current assets:
 Cash                                  $  204,647      $  155,334
 Accounts receivable, net of
  allowance for doubtful
  accounts, trade discounts
  and allowances of $425,000
  at October 31, 2001 and $500,000
  at October 31, 2000                   3,434,528       3,474,751
 Inventories, net                       3,716,153       3,672,534
 Prepaid expenses and other
  current assets                          487,877         308,036
 Deferred income taxes                      4,000         218,677
 Note receivable from shareholder               -          33,656
 Prepaid taxes                            152,910               -

   Total current assets                8,000,115       7,862,988

Equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization of
 $645,548 at October 31, 2001 and
 $573,401 at October 31, 2000             199,664         231,455

Goodwill, net of accumulated
 amortization of $56,337 at
 October 31, 2001 and
 $42,253 at October 31, 2000              225,356         239,439

Samples, net of accumulated
 amortization of $139,853 at
 October 31, 2001 and
 $82,592 at October 31, 2000              250,958         256,537

Deferred income taxes                          -          44,044

Other assets                               63,332         120,113

                                       $8,739,425      $8,754,576
 The accompanying notes to consolidated financial statements are an integral part of these financial statements.

         JLM COUTURE, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets as of
                   October 31, 2001 and 2000
                    (continued)
                                                           2001           2000
Current liabilities:
 Revolving line of credit             $   450,000     $  450,000
  Accounts payable                      1,175,013      1,335,667
  Accrued expenses and
   other current liabilities              283,515          326,120
  Income taxes payable                          -             884,108

   Total current liabilities            1,908,528      2,995,895

Deferred income taxes                594,000              -

Other liabilities                                  8,239           33,674

Total liabilities                           2,510,767      3,029,569

Commitments and contingencies
 (Note 11)
Shareholders' equity:
 Preferred stock, $.0001 par
  value:  Authorized 1,000,000
  shares; Issued and outstanding - none         -              -
 Common stock, $.0002 par
  value:  Authorized 10,000,000
  shares; Issued 2,330,530 at
  October 31, 2001 and 2,120,530
  at October 31, 2000;
  Outstanding 2,098,210 at
  October 31, 2001 and 1,988,110
  at October 31, 2000                              465                 423
 Additional paid-in capital           3,653,642      3,294,984
 Retained earnings                      3,963,095      3,296,732

                                                         7,617,202      6,592,139
 Less: Deferred compensation   (421,250)      (101,250)
       Note receivable and
            accrued interest                 (432,135)      (432,135)
           Treasury stock, at cost:
        232,320 shares at October 31,
            2001 and 132,420 shares at
            October 31, 2000                 (535,159)      (333,747)

   Total shareholders' equity         6,228,658      5,725,007

                                                       $8,739,425     $8,754,576

The accompanying notes to consolidated financial statements are an integral part of these financial statements.
  JLM COUTURE, INC. AND SUBSIDIARIES
757:                        Consolidated Statements of Income
          For the Years Ended October 31, 2001 and 2000



                                                      2001             2000

Net sales                                $21,420,342      $20,032,066
Cost of goods sold                   13,185,206       12,039,997

Gross profit                                   8,235,136         7,992,069
Selling, general and
 administrative expenses           7,030,944        6,663,285

Operating income                         1,204,192        1,328,784

Interest expense, net of interest
 income of $5,111 and $47,750
 for 2001 and 2000, respectively      51,389            20,182

Income before provision for
 income taxes                               1,152,803        1,308,602
Provision for income taxes            486,440           560,079

Net income                                 $   666,363      $   748,523

Net income per weighted
 average number of common shares:

 Basic                                                      $0.34            $0.37

 Diluted                                                    $0.34            $0.36

Weighted average number of
 common shares outstanding:

 Basic                                              1,980,200        2,019,218

 Diluted                                            1,985,833        2,056,731



The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                              JLM COUTURE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Shareholders' Equity
                        For the Years Ended October 31, 2001 and 2000




                                                                                         Notes                             Total
                               Additional                                        Receivable                    Share-
 Common Stock Paid-in Retained Deferred           and Accrued Treasury  holders'
    Stock      Equity


Balance October 31,
 1999     2,059,905   $411  $3,175,237   $2,548,209     -      $(467,465)   $(121,324)  $5,135,068

Purchase of Treasury
 Stock               -          -           -              -              -               -         (212,423)     (212,423)

Exercise of Stock
 Options        10,625      2    7,257               -                     -                  -              -          7,259

Accrued Interest on
  Notes Receivable  -          -              -              -                  -            (26,243)             -     (26,243)

Payments on Notes Receivable    -      -         -                   -            -           27,917     -     27,917

Employee Stock Grant    50,000   10   112,490       -       (112,500)       -            -          -

Amortization of Deferred
 Compensation             -            -                  -                -       11,250             -              -       11,250

Reclass to Receivable Payment
 on Note Receivable from Joe
 Murphy received subsequent to
 year-end        -           -                -           -           -           33,656           -          33,656

Net Income    -           -                -          748,523         -            -              -         748,523

Balance October 31,   2,120,530  $423   $3,294,984  $3,296,732  $(101,250)   $(432,135)   $(333,747)  $5,725,007
 2000






The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             JLM COUTURE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Shareholders' Equity
                        For the Years Ended October 31, 2001 and 2000




                                                                                          Notes                              Total
                                Additional                                        Receivable                     Share-
 Common Stock  Paid-in  Retained Deferred          and Accrued Treasury holders'
      Stock     Equity


Balance October 31,  2,120,530  $423  $3,294,984  $3,296,732   (101,250)   $(432,135)  $(333,747)  $5,725,007
 2000

Purchase of Treasury
 Stock       -         -         -           -            -            -            (201,412)  (201,412)

Exercise of Stock
10,000       2         8,698             -               -                 -                -           8,700

-            -                -               -                   -              (10,083)          -          (10,083)


       -               -                   -              10,083               -           10,083
 Notes Receivable
 Employee Stock Grant 200,000  40   349,960  (350,000)     -           -                -            -

 Amortization of      -               -           -       30,000         -           -                 -         30,000
 Deferred Compensation

Net Income                      -              -         666,363      -          -              -          -       666,363

892:    Balance October 31,  2,330,530   $465   $3,653,642    $3,963,095  $(421,250) $(432,135)  $(535,159) $6,228,658
 2001






The accompanying notes to consolidated financial statements are an integral part of these financial statements.





                JLM COUTURE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
           For the Years Ended October 31, 2001 and 2000



                                                                   2001             2000

Cash flows from operating activities:
Net income                                              $ 666,363    $ 748,523
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization                 86,230       117,481
 Provision for doubtful accounts              (75,000)      200,000
 Inventory obsolescence reserve                   -             200,000
 Accrued interest income on note
  receivable                                                  (10,083)      (26,243)
 Compensation expense on issuance
  of stock options and common stock         30,000     11,250
 Changes in assets and liabilities:
   Decrease (Increase) in accounts
    receivable                                                    115,223   (801,432)
   (Increase) in inventories                            (43,619)  (631,054)
   (Increase) Decrease in prepaid
    expenses and other current assets      (146,185)    28,310
   Decrease in samples and
    other assets                                                  62,360        3,063
   Increase (decrease) in accounts
    payable                                                       (160,654)   642,414
   (Decrease) Increase in accrued exp-
    enses and other current liabilities           (42,605)    26,495
   (Decrease) in income taxes payable and
    adjustment to deferred income taxes    (184,297)   (29,391)
   (Decrease) in other long-term
    liabilities                                                         (25,435)   (13,965)
   Net cash provided by
    operating activities                                       272,298    475,451

 Cash flows from investing activities:
   Purchase of property and equipment          (40,356)   (68,586)
   Net cash used in investing activ-
    ities                                                                   (40,356)   (68,586)



The accompanying notes to consolidated financial statements are an integral part of these financial statements.
                JLM COUTURE, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
           For the Years Ended October 31, 2001 and 2000
                             (Continued)


                                                                  2001        2000

Cash flows from financing activities:
 Net reductions of revolving
  line of credit                                          $       -                $(300,000)
 Payments on note receivable                     10,083           72,917
 Proceeds from stock option exercise          8,700             7,259
 Purchase of treasury stock                       (201,412)     (212,423)

 Net cash used in financing activities      (182,629)      (432,247)

 Net increase (decrease) in cash                49,313          (25,382)
 Cash, beginning of year                              155,334         180,716

Cash, end of year                                       $ 204,647      $ 155,334




     Supplemental Disclosures of Cash Flow Information


 Cash paid during the year for:
  Interest                                                      $  51,373      $  56,164
  Income taxes                                           $ 655,622    $ 595,000








The accompanying notes to consolidated financial statements are an integral part of these financial statements.





               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2001 and 2000


Note 1.  The Company

              JLM Couture, Inc. and Subsidiaries (the "Company") is engaged in the design and manufacture of traditional, high quality bridal wear and related accessories, including bridesmaid gowns. Products are sold to specialty bridal shops located throughout the continental United States and England.

Note 2.  Summary of Significant Accounting Policies

              Basis of Presentation

              The consolidated financial statements include the accounts of JLM Couture, Inc. and its wholly-owned subsidiaries, Alvina Valenta Couture Collection, Inc. and JLM Europe Ltd. All significant intercompany balances and transactions have been eliminated.

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

              Allowance for Doubtful Accounts

              The allowance for doubtful accounts is determined based upon estimates made by management and maintained at a level considered adequate to provide for future uncollectable amounts. Actual results could differ from these estimates.
JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2001 and 2000
(continued)

              Inventories

              Inventories are valued at the lower of cost (first-in, first-out) or market and include material, labor and overhead.

              Prepaid Advertising and Marketing Costs

              Prepaid advertising and marketing costs include costs of advertisements that have not been published. Upon publishing of an advertisement, the related cost is expensed by the Company. Advertising and promotional costs for the years ended October 31, 2001 and 2000 were $2,251,308 and $2,270,528 respectively.

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

              Samples

              The Company produces samples of each dress line to be used for displaying the Company's dresses at stores where they are sold and at fashion shows. Samples are amortized over their estimated useful lives (2 to 4 years).

              Long-Lived Assets

              The Company reviews its long-lived assets and certain LM COUTURE, INC. AND SUBSIDIARIES
     Notes to Consolidated Financial Statements
     For the Years Ended October 31, 2001 and 2000
               (continued)

Note 2.  Long-Lived Assets (continued)

              related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred. If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

              Fair Value of Financial Instruments

              The fair value of the Company's short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the revolving line of credit was not significantly different than the stated value at October 31, 2001 and 2000.

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

              Stock-Based Compensation

              In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based
              Compensation," ("SFAS 123"). This statement establishes a fair value based method of accounting for an employee
Note 2.   Stock-Based Compensation (continued)

          stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion 25"). Entities electing to continue to follow the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied. The Company has elected to continue to account for employee stock-based compensation under Opinion 25 and provide the required pro forma disclosures.
          Earnings per Share

          Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which the Company adopted effective November 1, 1998, establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Certain options and warrants have been excluded from the calculation of diluted EPS, as their effect is anti-dilutive.

          A reconciliation of the weighted average number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding assuming dilution is as follows:






Note 2.   Earnings Per Share (continued)


                                            Years Ended October 31,

                                                     2001            2000

Basic weighted average       1,980,200    2,019,218
 common shares outstanding
Effect of dilutive securities:
  Stock options                              5,633            37,513
Diluted weighted average
 common shares outstanding  1,985,833    2,056,731



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

              New Accounting Pronouncements

              In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" (SFAS No. 142).

              SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business

Note 2.  New Accounting Pronouncements (continued)

              combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supersedes APB Opinion No. 16, Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises."

              SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This statement requires goodwill
               to be periodically reviewed for impairment rather than
              amortized, beginning on January 1, 2002.  SFAS No. 142
               supersedes APB Opinion No. 17,  Intangible Assets."
               The Company is currently evaluating the implications of adoption of SFAS No. 142 and anticipates adopting its provisions for its fiscal year beginning November 1, 2002.

              In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
              144, Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived
               Assets and for Long-Lived Assets to be Disposed
              Of," and amends the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of
              Operations Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual andInfrequently Occurring Events and Transactions," for thedisposal of a segment of a business.  The provisions of SFAS No. 144
               will be effective for fiscal years beginningafter December
              15, 2001. The Company is currently evaluating the adopting its provisions for its financial implications of adoption of SFAS No. 144 and anticipates year beginning November 1, 2002.

Note 3.  Inventories

              Inventories consisted of the following:

                                              October 31,

                                            2001            2000

              Raw materials      $2,302,754   $2,402,670
              Work-in-process        176,823        193,349
              Finished goods      1,236,576     1,076,515

                                              $3,716,153    $3,672,534



              Raw materials are shown net of a $260,000 obsolescence reserve at October 31, 2001 and 2000.



Note 4.  Prepaid Expenses and Other Current Assets

              Prepaid expenses and other current assets consisted of the following:


                                                          October 31,

                                                    2001          2000

 Prepaid advertising and   $ 419,398      $ 250,000
    marketing costs
 Other                                          68,479           58,036

                                                 $ 487,877      $ 308,036








Note 5.  Equipment and Leasehold Improvements

              Equipment and leasehold improvements are summarized as follows:

                                              October 31,

                                         2001          2000

 Furniture and equipment     $ 654,672     $  614,316
 Leasehold improvements        190,540        190,540

                                            845,212        804,856
     Less:  Accumulated
     depreciation and
     amortization                          (645,548)      (573,401)

  Equipment and leasehold
  improvements, net          $ 199,664     $  231,455



Note 6.  Accrued Expenses and Other Current Liabilities

              Accrued expenses and other current liabilities are summarized as follows:


                                               October 31,

                                         2001            2000

                   Payroll and related
                expenses              $  121,187     $  185,740
                   Other                     162,328        140,380

                                      $  283,515     $  326,120






Note 7.  Revolving Line of Credit

              The Company has a line of credit agreement with Israel Discount Bank of New York ("IDB"). The proceeds of the credit facility were initially used to repay amounts outstanding under the Company's previous line of credit facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum of $1,250,000 and $2,000,000 for years ended October 31, 2001 and October 31, 2000 respectively.
              Based on eligible accounts receivable at October 31, 2001, $800,000 was available for future borrowing. The line of credit facility is secured by the Company's cash, accounts receivable, securities, deposits and general intangibles. Interest is charged at the prime rate (5.5% at October 31, 2001). The line of credit agreement will automatically renew each year unless either party provides 60 days notice to terminate the line of credit agreement. Interest expense charged to operations related to the IDB line of credit facility totaled $53,167 and $57,932 for the years ended October 31, 2001 and 2000, respectively. At October 31, 2001 and 2000, the Company had borrowed $450,000, under the lines of credit agreements.

Note 8.  Income Taxes

              The provision for income taxes for the years ended
              October 31, 2001 and 2000, consist of the following:

                                           2001          2000
               Current:
                   Federal                   $380,898      $577,923
               State and local            121,814       187,943

                                         $502,712      $765,866
               Deferred:
                   Federal                    246,020      (155,287)
               State and local           (262,292)      (50,500)

                                              (16,272)     (205,787)

                                         $486,440      $560,079

Note 8.  Income Taxes (continued)

              A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October 31, 2001 and 2000, is as follows:


                                                 2001     2000

         Statutory federal income tax at
          applicable rates                                    34%      34%
         State and local taxes, net of
          federal tax benefit                     6%       7%

         Nondeductible expenses                        3%       2%

         Other                                        (1%)      -


                                                      42%      43%


         The components of deferred income tax assets and liabilities are as follows:

                                             October 31,

                                         2001           2000
Deferred tax assets:
 Allowance for doubtful accounts     $   132,000    $   282,797
 Other liabilities and accruals           57,000        213,290

  Total deferred tax assets              189,000        496,087

Deferred tax liabilities:
 Prepaid advertising and
  marketing expenses                    (185,000)      (210,657)
Other assets                                   -        (22,709)
Other liabilities                       (594,000)             -

  Total deferred tax liabilities        (779,000)      (233,366)

Net deferred tax asset (liability)   $  (590,000)   $   262,721

Note 8.  Income Taxes (continued)

              Deferred income taxes are provided on temporary differences between financial statement and taxable income. Realization of deferred income tax assets is dependent on generating sufficient taxable income in the future. Although realization is not assured, management believes it is more likely than not that its deferred tax assets will be realized.

Note 9.  Shareholders' Equity

              During Fiscal 2001 and Fiscal 2000, the Company repurchased 99,900 and 85,420, shares of Common Stock, respectively, in the open market at a cost of $201,412 and $212,423, respectively.

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

              Stock Option Plans (continued)

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


              The following table summarizes data relating to non-incentive plan options and incentive plan options:


                                          Incentive           Non-Incentive

                                       2001       2000       2001      2000

              Options outstanding
               at the beginning of
               the year              132,500    143,125    413,000    413,000
              Options granted              -          -     30,000          -
              Options expired        (10,000)         -    (25,000)         -
              Options exercised            -    (10,625)   (10,000)         -

              Options outstanding
               at the end of the
               year                  122,500    132,500    408,000    413,000

              Options exercisable
               at the end of the
         year                  122,500    132,500    408,000    413,000


        Stock Option Plans (continued)

        The exercise prices of the options outstanding at October 31, 2001 and 2000 range from $0.87 to $6.62. At October 31, 2001, there are options covering 150,000 shares of Common Stock available for future grant under the 1996 Plan.

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

                                                            For The Years Ended
                                            October 31,

                                        2001            2000

                   Net income --
                     As reported         $ 666,363       $ 748,523
                     Pro forma        547,357         601,854

                   Basic earnings
                   per share --
                     As reported        $0.34           $0.37
                     Pro forma          $0.28           $0.30

                   Diluted earnings
                   per share --
                     As reported             $0.34           $0.36
                     Pro forma               $0.28           $0.29




              Stock Option Plans (continued)

              The fair value of issued stock options was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted:

                                                            For The Years Ended
                                             October 31,

                                        2001           2000
                   Weighted average
                    market price at
                    date of grant     $1.75              -
                   Risk free interest
                    rate                              4.57%             -
                   Volatility factor    100%             -
                   Expected life of
                    the stock options       3.0 yrs           -

              During Fiscal 2001, the Company granted 30,000 non-plan stock options to two employees with a strike price that approximates fair-value. These options are exercisable over a three-year period commencing one year from the date of grant, however, the shares of Common Stock issuable upon exercise of these options are restricted for one year. The weighted-average fair value of the options granted during Fiscal 2001 is $1.10 per option granted.


Note 10. Related Party Transactions

              Notes Receivable - Sale of Stock

              On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of Common Stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 2001 and 2000 was $58,135 and $63,302, respectively.

Note 10. Related Party Transactions

              Notes Receivable - Sale of Stock (continued)

              Periodically, compensation expense has been recorded for the difference between the original price and the current fair value of the Common Stock, which as of yet has not been paid for by the executive.

              On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at October 31, 2001 and 2000 was $374,000 and $402,469, respectively.

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

              On August 14, 2001, pursuant to an employment agreement the Company issued 200,000 unregistered shares to an executive of the Company. The employment agreement expires on April 30, 2006. Deferred Compensation for the fair value of the related shares was recorded in connect-ion with this issuance. The unamortized portion of such deferred compensation will be amortized over the remaining life of the employment agreement.






Note 11. Commitments and Contingencies

              Lease Commitments

              The Company leases office, production, and retail facilities under leases expiring through 2012. Minimum annual rentals under such leases are as follows:


                   Year Ending
                   October 31,

                     2002                392,627
                     2003                320,153
                     2004                269,596
                     2005                276,982
                     2006                243,941
                     Thereafter        1,400,581

                                  $2,903,880


              Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 2001 and 2000, amounted to $419,305 and $350,391, respectively.


              Employment Agreements

              The Company has employment agreements with four of its key employees terminating from March 2003 to December 2008. Total compensation expense under the terms of these agreements for the years ended October 31, 2001 and 2000 was $678,026 and $678,392 respectively.








              Future minimum commitments under these employment agreements are as follows:


                   Year Ending October 31,

                     2002                540,000
                     2003                508,604
                     2004                447,500
                     2005                410,000
                     2006                410,000
                     Thereafter          170,000

                                  $2,486,104

























































N:\ANNE\DATA\HJELM\10KSB.O01

                         EXHIBIT INDEX



         23.1      Consent of Goldstein Golub Kessler LLP dated
                   February 13, 2002.

         23.2      Consent of Arthur Andersen LLP dated February 13,
                   2002.