Form 10QSB
period 2002-01-31
JLM COUTURE INC
filed 2002-03-22
CIK 806384

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Yes  X         No


     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of March 21, 2002 was 2,261,790.






                        JLM COUTURE, INC.


                              INDEX




Part I.  Financial Information:


     Item 1.   Financial Statements.

               Consolidated Balance Sheets at
               January 31, 2002 (unaudited) and
               October 31, 2001                                 3-4

               Consolidated Statements of Income
               for the Three Months ended January 31,
               2002 and 2001 (unaudited)                         5

               Consolidated Statements of Cash Flows
               for the Three Months ended January 31,
               2002 and 2001 (unaudited)                        6-7

               Notes to Consolidated Financial Statements       8


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                   9-12


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.                 13


Signature                                                        14












                  PART I. FINANCIAL INFORMATION

    JLM COUTURE, INC. AND SUBSIDIARIES
116:                        CONSOLIDATED BALANCE SHEETS

                               ASSETS




                                                                            January 31,    October 31,
                                                                                   2002           2001
                                                                                    (Unaudited)

Current assets:
 Cash                                                                      $   98,836     $  204,647
 Accounts receivable, net of allowance
  for doubtful accounts, trade discounts
  and allowances - $425,000 at January
  31, 2002 and at October 31, 2001                  4,182,168      3,434,528

 Inventories, net                                                    4,259,158      3,716,153
 Prepaid expenses and other current assets    446,831         487,877
 Deferred income taxes                                              4,000              4,000
 Prepaid taxes                                                            32,910          152,910

    Total current assets                                        9,023,903        8,000,115

Property and equipment, net of
 accumulated depreciation and amortization
 of $662,055 at January 31, 2002 and
 $645,548 at October 31, 2001                             193,798         199,664
Goodwill, net of accumulated amortization
 of $59,858 at January 31, 2002 and
 $56,337 at October 31, 2001                                221,835         225,356
Samples, net of accumulated amortization
 of $211,759 at January 31, 2002 and
 $139,853 at October 31, 2001                              179,052         250,958
Other Assets                                                                63,332           63,332

    Total Assets                                                     $9,681,920   $8,739,425





     See accompanying notes to consolidated financial statements.






                 JLM COUTURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                                            January 31,   October 31,
                                                                    2002          2001
                                                                            (Unaudited)
Current liabilities:
  Revolving line of credit                         $  750,000     $  450,000
  Accounts payable                                   1,684,514      1,175,013
  Accrued expenses and
    other current liabilities                            231,592         283,515

  Total current liabilities                           2,666,106      1,908,528

Deferred Income Taxes                              594,000         594,000

Other Liabilities                                                        -               8,239

Total liabilities                                           3,260,106      2,510,767

Shareholders' equity:

  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,330,530 at January 31,
  2002 and October 31, 2001;
  Outstanding 2,098,210 at January 31,
  2002 and at October 31, 2001                        465                 465
  Additional paid-in capital                      3,653,642      3,653,642
  Retained earnings                                 4,130,939      3,963,095

                                                                     7,785,046      7,617,202

  Less:  Deferred compensation              (395,938)       (421,250)
         Note receivable and accrued
          interest                                                (432,135)        (432,135)
         Treasury stock at cost:
          232,320 shares at January 31,
          2002 and at October 31, 2001        (535,159)        (535,159)

      Total shareholders' equity                 6,421,814        6,228,658

      Total Liabilities and
       Shareholders' Equity                       $9,681,920      $8,739,425

     See accompanying notes to consolidated financial statements.

                 JLM COUTURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                             (Unaudited)



                                                  2002                2001

Net sales                              $4,500,276        $4,249,777

Cost of goods sold               2,684,820          2,645,712

Gross profit                            1,815,456           1,604,065

Selling, general and
 administrative
 expenses                               1,524,310          1,309,329

Operating income                     291,146             294,736

Interest expense, net
 of interest income of
 $4,698 and $4,781 for 2002
 and 2001, respectively                3,302               16,183

Income before provision
 for income taxes                      287,844             278,553

Provision for income
 taxes                                           120,000             120,000

    Net income                         $  167,844         $  158,553

Net income per weighted
 average number of common
 shares:

    Basic                                        $     0.08            $     0.08

    Diluted                                     $     0.08            $     0.08

Weighted average number
 of common shares
 outstanding:

    Basic                                       2,098,210         1,968,164

    Diluted                                    2,104,748         1,990,311


     See accompanying notes to consolidated financial statements.

                 JLM COUTURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED
                      JANUARY 31, 2002 and 2001
                                 (Unaudited)



                                                                                2002              2001
Cash Flows From Operating Activities:
 Net Income                                                         $167,844       $158,553
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                            91,934            97,716
 Provision for doubtful accounts                                     -            (75,000)
 Compensation expense on issuance of stock
  options and common stock                                25,312                      -
 Changes in operating assets and liabilities
   Increase in accounts receivable                    (747,640)       (289,387)
   Increase in inventories                                    (543,005)        (297,947)
   Decrease (Increase) in prepaid
    expenses and other current assets                41,046            (93,491)
   Decrease in prepaid taxes                               120,000                       -
   Increase in other assets                                                -            (41,183)
   Increase in accounts payable                           509,501          281,286
   Decrease in accrued expenses and other
    current liabilities                                                  (51,923)          (58,723)
   Decrease in long term liabilities                         (8,239)           (17,407)

Net Cash Used In Operating Activities             (395,170)         (335,583)

Cash Flows From Investing Activities -
   Purchase of property and equipment              (10,641)                      -

Cash Flows from Financing Activities:
 Net proceeds from
   revolving line of credit                                         300,000             300,000
 Payment on notes receivable                                          -                33,656
 Purchase of treasury stock                                              -               (57,455)

Net Cash provided by Financing Activities         300,000              276,201

Net decrease in cash                                            (105,811)            (59,382)
Cash, beginning of period                                     204,647             155,334

Cash, end of period                                               $ 98,836            $ 95,952




      See accompanying notes to consolidated financial statements.


                  JLM COUTURE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                       JANUARY 31, 2002 and 2001
                                 (Unaudited)





 Supplemental Disclosures of Cash Flow Information:



                                         2002            2001

 Cash paid during the period for:
  Interest                        $7,770         $ 9,830

  Income taxes                        -          20,000




























      See accompanying notes to consolidated financial statements.






                   JLM COUTURE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1.

     The consolidated balance sheets as of January 31, 2002, the consolidated statements of income for the three month periods ended January 31, 2002 and 2001 and the consolidated statements of cash flows for the three month periods ended January 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2002 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 2001, which was filed with the Securities and Exchange Commission.


Note 2.  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and overhead.

    Inventories consisted of the following:
                          January, 31, 2002
                             (Unaudited)       October 31, 2001

Raw materials     $2,124,705          $2,302,754
Work-in-process       840,102               176,823
Finished goods      1,294,351            1,236,576

                               $4,259,198           $3,716,153


     Raw materials are shown net of a $260,000 obsolescence reserve at January 31, 2002 and October 31, 2001.


Note 3. Revolving Line of Credit

     The Company has an available line of credit of up to $1,250,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At January 31, 2002 and October 31, 2001, the Company had borrowed $750,000 and $450,000, respectively, under the revolving line of credit.

                     JLM COUTURE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

     Three months ended January 31, 2002 as compared to three months ended January 31, 2001.

     For the first three months of the Company's fiscal year ending October 31, 2002 ("Fiscal 2002"), revenues increased to $4,500,276 from $4,249,777, an increase of 5.9% over the same period a year ago. The increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales increased to 40.3% from 37.7% as there was a larger contribution to sales from the higher priced bridal gowns in the current period. Net income was $167,844, an increase of 5.9% from net income of $158,553 in the first three months of the prior fiscal year. Per share earnings for this period was $0.08 per basic and diluted share, the same as last year. Selling, general and administrative expenses as a percentage of sales increased to 33.9% of sales as compared to 30.8%, as there were increased marketing costs.


Liquidity and Capital Resources

     The Company's working capital increased to $6,357,797 at January 31, 2002 from $6,091,587 at October 31, 2001. The
Company's current ratio decreased to 3.4 to 1 at January 31, 2002 from 4.2 to 1 at October 31, 2001.

     During the three months ended January 31, 2002, the Company used $395,170 of cash from operating activities, as compared to using $335,583 during the year earlier period. The Company used $10,641 for investing activities in the current year compared to using $0 a year ago. Cash provided by financing activities during the three months ended January 31, 2002 was $300,000 as compared to $276,201 a year earlier.

     On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at January 31, 2002 and October 31, 2001 was $378,500 and $374,000 respectively. The annual principal payment of $45,000 due on December 22, 2001 remains unpaid.
                     JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
                           (Continued)

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


Introduction Of The Euro

     On January 1, 2000, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies remained legal tender in these countries. On January 1, 2002, the Euro replaced the sovereign legal currencies of these countries. The Company's initial international expansion was in the United Kingdom, which has not adopted the Euro. The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business

                             JLM COUTURE, INC. AND SUBSIDIARIES
                           (Continued)

Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets" (SFAS No.
142).

         SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supersedes APB Opinion No. 16, Business Combinations" as well as FASB Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises."

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144,
 Accounting for the Impairment or Disposal of Long- Lived Assets" (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.
This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and amends the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS No. 144 and anticipates adopting its provisions for its financial year beginning November 1, 2002.


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



Dated:  March 22, 2002        JLM COUTURE, INC.,
                                                  Registrant



                                                    By:/s/Joseph L. Murphy
                                                       Joseph L. Murphy
                                                       President (Authorized
                                                       officer and Principal
                                                       Financial Officer)