Form 10QSB
period 2002-04-30
JLM COUTURE INC
filed 2002-06-19
CIK 806384

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2002


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


The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of June 12, 2002 was 2,027,300.


     Transitional Small Business Disclosure Format (check one):

Yes            No  X


                   Page 1 of 13

        The Exhibit Index is located on page 12.
           JLM COUTURE, INC. AND SUBSIDIARIES



                              INDEX


                                                          Page

PART I.  FINANCIAL INFORMATION:


     Item 1.  Financial Statements.


          Consolidated Balance Sheets at April 30,
          2002 (unaudited) and October 31, 2001         3-4


          Consolidated Statements of Income for
          the Three and Six Months ended April 30,
          2002 and 2001 (unaudited)                       5


          Consolidated Statements of Cash Flows for the
          Six Months ended April 30, 2002 and 2001
          (unaudited)                                   6-7


          Notes to Consolidated Financial Statements    8-9


     Item 2.  Management's Discussion and Analysis
      or Plan of Operation.                           10-12


PART II.  OTHER INFORMATION:


     Item 6. Exhibits and Reports on Form 8-K.          13


Signature                                               14








               PART I. FINANCIAL INFORMATION

                 JLM COUTURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

                               ASSETS




                                             April 30,      October 31,
                                               2002             2001
                                            __________      __________
                                            (Unaudited)
Current assets:
 Cash and cash equivalents                  $   178,828        $  204,647
 Accounts receivable, net of allowances
  for doubtful accounts and trade
  discounts - $550,000 at April 30,
  2002 and $425,000 at October 31, 2001       5,012,743         3,434,528
 Inventories                                  3,977,939         3,716,153
 Prepaid expenses and other current assets      381,518           487,877
 Deferred income taxes                            4,000             4,000
 Prepaid taxes                                     -              152,910
                                              __________        _________

    Total current assets                      9,555,028         8,000,115

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $685,713 at April 30, 2002 and
 $645,548 at October 31, 2001                   328,429           199,664
Goodwill, net of accumulated amortization
 of $63,378 at April 30, 2002 and 56,337 at
 October 31, 2002                               218,314           225,356

Samples, net of accumulated amortization
 of $264,172 at April 30, 2002 and
 $139,853 at October 31, 2001                   207,889           250,958

Other assets                                     63,332            63,332
                                            ___________        __________

                                            $10,372,992        $8,739,425
                                            ===========        ==========









 See accompanying notes to consolidated financial statements




                 JLM COUTURE, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                    April 30,    October 31,
                                      2002          2001
                                   __________    ____________
                                   (Unaudited)
Current liabilities
  Revolving line of credit         $  650,000      $  450,000
  Accounts payable                  2,091,612       1,175,013
  Income taxes payable                103,090             -
  Accrued expenses and
    other current liabilities         273,470         283,515
                                    _________       _________

  Total current liabilities         3,118,172       1,908,528
                                    _________       _________

Deferred income taxes                 594,000         594,000

Other liabilities                        -              8,239

Total liabilities                   3,712,172       2,510,767
                                   __________       __________

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding - none

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,330,530 at April 30, 2002
  and 2,330,530 at October 31, 2001;
  Outstanding 2,027,270 at April 30,
  2002 and 2,098,210 at October 31, 2001 465               465
  Additional paid-in capital       3,653,642         3,653,642
 Retained earnings                 4,511,898         3,963,095
                                   _________         _________

                                   8,166,005         7,617,202

  Less:  Deferred compensation      (370,625)         (421,250)
         Note receivable and accrued
           interest                 (432,135)         (432,135)
         Treasury stock at cost:
          303,260 shares at April 30,
          2002 and 232,320 at October
          31, 2001                  (702,425)         (535,159)
                                   _________         _________

      Total shareholders' equity   6,660,820         6,228,658

                                  $10,372,992       $8,739,425
                                   ==========       ==========

      See accompanying notes to consolidated financial statements

                       JLM COUTURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE AND SIX MONTHS
                         ENDED APRIL 30, 2002 AND 2001
                                  (Unaudited)


                          Three Months Ended           Six Months Ended
                               April 30,                   April 30,
                          2002         2001           2002          2001

Net sales               $7,608,472    $6,302,085   $12,108,748   $10,551,862
Cost of goods sold       4,808,220     3,883,871     7,493,040     6,529,583
                        __________    __________   ___________   ___________

Gross profit             2,800,252     2,418,214     4,615,708     4,022,279

Selling, general and
 administrative ex-
 penses                  2,132,581     1,860,803     3,656,891     3,170,132
                        __________    __________    __________    __________

Operating income           667,671       557,411       958,817       852,147

 Interest expense, net of
  interest income            6,712        18,880        10,014        35,063
                         _________     _________     _________     _________
Income from operations
 before provision for
 income taxes              660,959       538,531       948,803       817,084
Provision for income
 taxes                     280,000       225,000       400,000       345,000
                        __________    __________   ___________   ___________

    Net income          $  380,959    $  313,531   $   548,803   $   472,084
                        ==========    ==========   ===========   ===========
Net income per weighted
 average number of common
 shares

    Basic              $     0.19     $     0.16   $      0.27   $      0.24
                       ==========     ==========   ===========   ===========

    Diluted            $     0.19     $     0.16   $      0.27   $      0.24
                       ==========     ==========   ===========   ===========
Weighted average number
 of common shares

    Basic               2,027,333      1,936,834     2,063,359    1,952,759
                        =========      =========     =========    =========

    Diluted             2,035,560      1,960,018     2,070,741    1,975,424
                        =========      =========     =========    =========
See accompanying notes to financial statements.

                        JLM COUTURE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED
                          APRIL 30, 2002 and 2001


                                              2002               2001
Cash Flows from Operating Activities
Net income                                   $  548,803     $   472,084
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and goodwill amortization          47,206          43,613
 Amortization of deferred compensation           50,626           5,625

 Provision for doubtful accounts
  and trade discounts                           125,000         (25,000)
 Changes in operating assets and liabilities
   (Increase) in accounts receivable         (1,703,215)       (889,766)
   (Increase) in inventories                   (261,786)       (461,483)
   (Increase) decrease in prepaid expenses
     and other current assets                   106,359        (376,123)
    Decrease in samples                          43,069          46,648
   (Increase) in other assets                      -            (31,882)
   Increase in accounts payable, accrued
    expenses and other current liabilities      906,554         964,741
   Increase in taxes payable                    256,000         157,663
   (Decrease) in long term liabilities           (8,239)        (20,893)
                                               ________        ________
Net cash provided by (used in)
 Operating Activities                           110,377        (114,773)
                                               ________        ________
Cash Flows From Investing Activities
 Purchase of property and equipment            (168,930)        (36,349)
                                               ________        ________

Net cash used in Investing Activities          (168,930)        (36,349)
                                               ________        ________
Cash Flows from Financing Activities
  Net proceeds from short term borrowing        200,000          300,000
  Payments of notes receivable                     -              33,656
  Purchase of treasury stock                   (167,266)        (133,080)
                                              _________       __________

Net cash provided by Financing Activities        32,734          200,576
                                              _________       __________

Net increase (decrease) in cash                 (25,819)          49,454
Cash, beginning of period                       204,647          155,334
                                               ________       __________

Cash, end of period                          $  178,828      $   204,788
                                             ==========      ===========



              See accompanying notes to financial statements.

               JLM COUTURE, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                     APRIL 30, 2002 and 2001
                              (Unaudited)




 Supplemental Disclosures of Cash Flow Information;


                                  2002         2001

 Cash paid during the year for:
  Interest                     $ 27,257      $27,280
  Income taxes                 $140,000      $40,000














   See accompanying notes to consolidated financial statements.

               JLM COUTURE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation

     The consolidated balance sheet as of April 30, 2002, the consolidated statements of income for the three and six month periods ended April 30, 2002 and 2001 and the consolidated statements of cash flows for the six month periods ended April 30, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 2002 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Note 2.   Inventories


     Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.

     Inventories consisted of the following:

              April 30, 2002    October 31, 2001


Raw materials    $1,984,899     $2,302,754
Work-in-process     639,872        176,823
Finished Goods    1,353,168      1,236,576

                 $3,977,939     $3,716,153



Raw materials are shown net of $260,000 obsolescence reserve at April 31, 2002 and October 31, 2001.


Note 3.   Revolving Line of Credit

     The Company had an available line of credit of up to $1,250,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At April 30, 2002 and October 31, 2001 the Company had borrowed $650,000 and $450,000, respectively, under the revolving line of credit.


Note 4.   Treasury Stock

     During the three month period ended April 30, 2002 the Company purchased 70,940 shares of Common Stock at a total cost of $167,266. Treasury stock is reflected on the balance sheet as a reduction of shareholder equity.


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations

     Six months ended April 30, 2002 as compared to six months ended April 30, 2001 and three months ended April 30, 2002 as compared to three months ended April 30, 2001.

     For the first six months of the Company's fiscal year ending October 31, 2002 ("Fiscal 2002"), revenues increased to $12,108,748 from $10,551,862, an increase of 14.8% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales remained at 38.1%. Net income was $548,803, an increase of 16% from net income of $472,084 in the first six months of Fiscal 2001 due to the increased sales. Per share earnings for this period was $0.27 per basic and diluted share, as compared to $0.24 per basic share and diluted shared a year ago. Selling, general and administrative expenses as a percentage of sales increased to 30.2% of sales as compared to 30.0% in Fiscal 2001.

     For the quarter ended April 30, 2002, revenues increased to $7,608,472 from $6,302,085, an increase of 20.7% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales fell to 36.8% from 38.3% as there was a larger contribution to sales from moderately priced dresses. Net income was $380,959, an increase of 21.5% from net income of $313,531 in the second quarter of Fiscal 2001, as sales increased. Per share earnings for this period was $0.19 per basic and diluted share, compared to $0.16 per basic and diluted share last year. Selling, general and administrative expenses as a percentage of sales decreased to 28% of sales as compared to 29.5% due to efficiencies associated with increased sales.




Liquidity and Capital Resources

 The Company's working capital increased to $6,436,856 at April
30, 2002 from $6,091,587 at October 31, 2001.  The Company's current ratio decreased to 3.1 to 1 at April 30, 2002 from 4.2 to 1 at October 31, 2001.

     During the six months ended April 30, 2002, the Company provided $110,377 of cash from operating activities, as compared to using $114,773 during the year earlier period, reflecting the increased income. The Company used $168,930 of cash in investing activities in the current year compared to using $36,349 cash a year ago. This was primarily due to the capital costs associated with the Company's relocation of their primary showroom in April 2002. The Company was provided $32,734 of cash from financing activities during the six months ended April 30, 2002, as compared to $200,576 a year earlier, as the Company borrowed $100,000 less from its revolving credit facility during the current period.

     On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at April 30, 2002 and October 31, 2001 was $383,000 and $374,000 respectively. The annual principal payment of $45,000 due on December 22, 2001 remains unpaid.

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

         SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, effective with fiscal years beginning after
December 15, 2001.  SFAS No. 142 supersedes APB Opinion No. 17,
 Intangible Assets."    The Company is currently evaluating the
implications of adoption of SFAS No. 142 and anticipates adopting its provisions for its fiscal year beginning November 1, 2002.

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


                           JLM COUTURE, INC.,
                           Registrant



Dated: June 19, 2002 By:/s/Joseph L. Murphy
                     Joseph L. Murphy
                     President (Authorized officer
                     and Principal Financial
                     Officer)