Form 10QSB
period 2002-07-31
JLM COUTURE INC
filed 2002-09-19
CIK 806384

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from------------------- to -------------------.

Commission file number 0-19000
                       -------

                     JLM COUTURE, INC.
--------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                  13-3337553
-------------------------------           --------------------
(State or other jurisdiction of           (IRS Employer)
incorporation or organization)            Identification No.)

          225 West 37th Street, New York, New York 10018
--------------------------------------------------------------------------

                          (212) 921-7058
--------------------------------------------------------------------------
        Registrant's telephone number, (including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [ ]

    As of September 13, 2002, there were 2,014,270 shares of common stock, par value $.0002 per share, outstanding.

    Transitional small business disclosure format (check one)

Yes   [ ]     No  [X]

                     Page 1 of 16.

          The Exhibit Index is located on Page 13.

                        JLM COUTURE, INC.

                              INDEX
                                                              Page
                                                              ----
Part I.  Financial Information:


  Item 1.  Consolidated Financial Statements.


     Consolidated Balance Sheets at July 31, 2002 and
       October 31, 2001                                       3-4


     Consolidated Statements of Income for the three
       and nine months ended July 31, 2002 and 2001             5


     Consolidated Statements of Cash Flows for the
       nine months ended July 31, 2002 and 2001               6-7


     Notes to Consolidated Financial Statements               8-9


  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operation.        10-12


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                    13


     Signature                                                 14


     Certifications                                           15-16

                   PART I. FINANCIAL INFORMATION

                 JLM COUTURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                              ASSETS


                                            July 31,     October 31,
                                              2002          2001
                                           -----------   -----------
                                           (Unaudited)
Current assets:
 Cash and cash equivalents                 $  341,195    $  204,647
 Accounts receivable, net of allowances
  for doubtful accounts and trade
  discounts - $550,000 at July 31,
  2002 and $425,000 at October 31, 2001     4,837,754     3,434,528
 Inventories                                4,036,402     3,716,153
 Prepaid expenses and other current assets    343,065       487,877
 Deferred income taxes                          4,000         4,000
 Prepaid Taxes                                      -       152,910
                                           ----------    ----------

    Total current assets                    9,562,416     8,000,115

Property and equipment - at cost net of
 accumulated depreciation and amortization
 of $707,495 at July 31, 2002 and
 $645,548 at October 31, 2001                 360,235       199,664
Goodwill, net of accumulated amortization
 of $66,960 at July 31, 2002 and $56,337
 at October 31, 2001                          214,793       225,356
Samples, net of accumulated amortization
 of $224,433 at July 31, 2002 and
 $139,853 at October 31, 2001                 211,277       250,958
Other assets                                   63,332        63,332
                                           ----------     ---------

                                          $10,412,053    $8,739,425
                                           ==========     =========

See accompanying notes to consolidated financial statements.

                 JLM COUTURE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                          July 31,     October 31,
                                             2002          2001
                                          -----------  -----------
                                          (Unaudited)
Current liabilities:
  Revolving line of credit               $         -    $  450,000
  Accounts payable                         1,578,463     1,175,013
  Income taxes payable                       277,090             -
  Accrued expenses and
    other current liabilities                807,549       283,515
                                           ---------     ---------

  Total current liabilities                2,663,102     1,908,528
                                           ---------     ---------

Deferred income taxes                        594,000       594,000

Other liabilities                                  -         8,239
                                           ---------     ---------

Total liabilities                          3,257,102     2,510,767
                                           ---------     ---------

Shareholders' equity:
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,330,530 at July 31, 2002
  and 2,330,530 at October 31, 2001;
  Outstanding 2,014,770 at July 31,
  2002 and 2,098,210 at October 31,
  2001                                           465           465
  Additional paid-in capital               3,653,642     3,653,642
  Retained earnings                        4,987,467     3,963,095
                                           ---------     ---------

                                           8,641,574     7,617,202

Less:    Deferred compensation              (350,938)     (421,250)
         Note receivable and accrued
           interest                         (396,245)     (432,135)
         Treasury stock at cost:
          315,760 shares at July 31,
          2002 and 232,320 shares at
          October 31, 2001                  (739,440)     (535,159)
                                           ----------    ----------

      Total shareholders' equity           7,154,951     6,228,658
                                           ---------     ---------

                                         $10,412,053    $8,739,425
                                          ==========     =========

See accompanying notes to consolidated financial statements.

                   JLM COUTURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 AND 2001
                                (Unaudited)

                         THREE MONTHS ENDED         NINE MONTHS ENDED
                              JULY 31,                   JULY 31,
                         2002          2001          2002          2001
                      ----------    ---------    -----------   -----------

Net sales             $7,521,046    $6,334,194   $19,629,794   $16,886,056

Cost of goods sold     4,624,529     3,935,996    12,117,569    10,465,579
                       ---------     ---------    ----------    ----------

Gross profit           2,896,517     2,398,198     7,512,225     6,420,477

Selling, general and
 administrative
 expenses              2,047,797     1,833,846     5,704,688     5,003,978
                       ---------     ---------     ---------     ---------

Operating income         848,720       564,352     1,807,537     1,416,499

Interest expense, net
 of interest income        3,151        11,694        13,165        46,757
                       ---------     ---------     ---------     ---------

Income from operations
 before provision for
 income taxes            845,569       552,658     1,794,372     1,369,742

Provision for income
 taxes                   370,000       245,000       770,000       590,000
                       ---------     ---------     ---------    ----------

Net income            $  475,569    $  307,658    $1,024,372   $   779,742
                       =========     =========     =========    ==========

Net income per weighted
 average number of common
 shares

Basic                 $     0.23    $     0.16    $     0.50   $      0.40
                       =========     =========     =========    ==========

Diluted               $     0.23    $     0.16    $     0.49   $      0.40
                       =========     =========     =========    ==========

Weighted average number
 of common shares

Basic                  2,026,982     1,927,900     2,051,100     1,944,381
                       =========     =========     =========     =========

Diluted                2,080,560     1,955,210     2,073,881     1,968,595
                       =========     =========     =========     =========

See accompanying notes to consolidated financial statements.

                   JLM COUTURE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED
                         JULY 31, 2002 AND 2001

                                                     NINE MONTHS ENDED
                                                         JULY 31,
                                                       2002        2001
                                                   ---------- -----------
Cash Flows from Operating Activities
Net income                                        $ 1,024,372 $   779,742
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
 Depreciation and goodwill amortization                72,510      65,816
 Amortization of deferred compensation                 70,312       8,437

 Provision for doubtful accounts and
  trade discounts                                     125,000     (75,000)
 Changes in operating assets and liabilities
   (Increase) in accounts receivable               (1,528,226)   (640,334)
   (Increase) in inventories                         (320,249)   (302,273)
   (Increase) decrease in prepaid expenses
     and other current assets                         144,812    (297,096)
    Decrease in samples                                39,681      96,648
   (Increase) in other assets                               -      (3,159)
    Increase in accounts payable, accrued
     expenses and other current liabilities           927,484     402,163
    Increase in taxes payable                         430,000     186,711
   (Decrease) in long term liabilities                 (8,239)    (24,379)
                                                     --------    --------

Net cash provided by Operating Activities             977,457     197,276
                                                     --------    --------

Cash Flows From Investing Activities
 Purchase of property and equipment                  (222,518)    (36,349)
                                                     --------    --------

Net Cash used in Investing Activities                (222,518)    (36,349)
                                                     --------    --------

Cash Flows from Financing Activities
 Net (reductions) proceeds from short term
  borrowing                                          (450,000)    200,000
 Payments of notes receivable                          35,890      33,656
 Purchase of treasury stock                          (204,281)   (166,786)
 Exercise of stock options                                  -       8,700
                                                     --------    --------

Net Cash (used in) provided by Financing
 Activities                                          (618,391)     75,570
                                                     --------    --------

Net increase in cash                                  136,548     236,497
Cash, beginning of period                             204,647     155,334
                                                     --------    --------

Cash, end of period                               $   341,195 $   391,831
                                                     ========    ========


See accompanying notes to consolidated financial statements.

                   JLM COUTURE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED
                         JULY 31, 2002 AND 2001
                                 (Unaudited)

 Supplemental Disclosures of Cash Flow Information:

                                          2002           2001
                                        --------       --------

 Cash paid during the year for:
  Interest                              $ 33,958       $ 38,839
                                         =======        =======
  Income taxes                          $340,000       $397,622
                                         =======        =======


See accompanying notes to consolidated financial statements.

               JLM COUTURE, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation

     The consolidated balance sheets as of July 31, 2002, the consolidated statements of income for the nine month periods ended July 31, 2002 and 2001 and the consolidated statements of cash flows for the nine month periods ended July 31, 2002 and 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2002 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 2001 which was filed with the Securities and Exchange Commission.


Note 2.   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.
Inventories consisted of the following:


                           July 31, 2002        October 31, 2001
                           -------------        ----------------

Raw materials               $2,399,358             $2,302,754
Work-in-process                497,645                176,823
Finished Goods               1,139,399              1,236,576
                             ---------              ---------

                            $4,036,402             $3,716,153
                             =========              =========

Raw materials are shown as net of $260,000 obsolescence reserves at July 31, 2002 and October 31, 2001.

                JLM COUTURE, INC. AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)



Note 3. Revolving Line of Credit

     The Company had an available line of credit of up to $1,250,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At July 31, 2002 and October 31, 2001 the Company had borrowed $0 and $450,000, respectively, under the revolving line of credit.


Note 4.   Treasury Stock

     During the nine month period ended July 31, 2002, the Company purchased 83,440 shares of Common Stock at a total cost of $204,281. Treasury stock is reflected on the balance sheet as a reduction of shareholders equity.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Results of Operations
---------------------


     Nine months ended July 31, 2002 as compared to nine months ended July 31, 2001 and three months ended July 31, 2002 as compared to three months ended July 31, 2001.

     For the first nine months of the Company's fiscal year ending October 31, 2002 ("Fiscal 2002"), revenues increased to $19,629,794 from $16,886,056, an increase of 16.2% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales increased to 38.3% from 38% during the same period a year ago. Selling, general and administrative ( SG&A") expenses as a percentage of sales decreased to 29.1% of sales as compared to 29.6% due to economies of scale. Net income was $1,024,372 an increase of 31.8% from net income of $779,742 in the first nine months of Fiscal 2001 as a result of increased sales. Per share earnings for this period was $.50 per basic share and $.49 per diluted share, as compared to $0.40 per basic and diluted share a year ago.

     For the quarter ended July 31, 2002 ("3Q FY2002"), revenues increased to $7,521,046 from $6,334,194, an increase of 18.7% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales rose to 38.5% from 37.9% as there were economies of scale associated with the increased sales volume.
SG&A expenses as a percentage of sales decreased to 27.2% as compared to 29.0%. Net income was $475,569, an increase of 54.6% over net income of $307,658 in the third quarter of Fiscal 2001. Per share earnings for this period were $.23 per basic and diluted share, as compared to $0.16 per basic and diluted share a year ago.



Liquidity and Capital Resources
-------------------------------

     The Company's working capital increased to $6,899,314 at July 31, 2002 from $6,091,587 at October 31, 2001. The Company's current ratio decreased to 3.6 to 1 at July 31, 2002 from 4.2 to 1 at October 31, 2001.

     During the nine months ended July 31, 2002, the Company provided $977,457 of cash from operating activities, as compared to $197,276 in the year earlier period. The Company used $222,518 of cash in investing activities in the current year compared to using $36,349 cash a year ago. This was primarily due to the capital costs associated with the moving of the company's showroom during the current period. The Company used $618,391 of cash for financing activities during the nine months ended July 31, 2002, as compared to being provided $75,570 a year earlier, as the Company paid down $450,000 to its revolving credit facility during the current period.

     On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at July 31, 2002 and October 31, 2001 was $344,500 and $374,000 respectively.

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

Recent Accounting Pronouncements
--------------------------------

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


Safe Harbor Statement
---------------------

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


         (a)       Exhibits.
                   --------

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


         3.2 The Company's By-Laws are incorporated by reference to Exhibit 3.03 of Registration Statement No.
                   33-10278 NY filed on Form S-18 ("Form S-18").


         10.1 Amendment No. 1 dated August 14, 2001 to Employment Agreement between the Company and Joseph L. Murphy dated May 19, 1998 incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended July 31, 2001.


         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K.
         -------------------

         None.

                           SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       JLM COUTURE, INC.
                                       Registrant


                                       By:/s/Joseph L. Murphy
                                          -------------------
                                          Joseph L. Murphy, President
                                         (Duly authorized officer)

Dated: September 19, 2002

                    CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




         I, Joseph L. Murphy, certify that:

              1. I have reviewed this quarterly report on Form 10-QSB of JLM Couture, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 19, 2002
                                               /s/Joseph L. Murphy
                                               --------------------
                                            Name:  Joseph L. Murphy
                                            Title: Chief Executive Officer
                                            (Principal Executive Officer)

                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



         I, Jerrold Walkenfeld, certify that:

              1. I have reviewed this quarterly report on Form 10-QSB of JLM Couture, Inc.;

              2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

              3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 19, 2002
                                               /s/Jerrold Walkenfeld
                                               ---------------------
                                            Name:  Jerrold Walkenfeld
                                            Title: Financial Consultant