Form 10KSB
period 2002-10-31
JLM COUTURE INC
filed 2003-02-13
CIK 806384

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended October 31, 2002
                                          ----------------

                              OR


[ ]    Transition Report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934: For the transition period from            to            .
                                                   -----------   -----------

       Commission File No.: 0-19000
                            -------

                        JLM COUTURE, INC.
-----------------------------------------------------------------------------
           (Name of small business issuer in its charter)

        Delaware                            13-3337553
---------------------------------         ----------------------
(State or other Jurisdiction              (IRS Employer
of incorporation or organization)         Identification Number)

225 West 37th Street, 5th Floor, New York, NY             10018
---------------------------------------------         -----------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (212) 921-7058
                            -----------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                              -----------

Securities registered under Section 12(g) of the Exchange Act:

              Common Stock, par value $.0002 per share
------------------------------------------------------------------------
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

The issuer's revenues for its most recent fiscal year were $24,701,566.

The aggregate market value of the shares of Common Stock held by non-affiliates as reported by Nasdaq on February 6, 2003 was approximately $4,478,892.

As of February 6, 2003 the issuer had outstanding 2,330,530 shares of Common Stock, par value $.0002 per share.

The Proxy Statement of the registrant to be filed on or before February 28, 2003 is incorporated herein by reference.

Transitional Small Business Disclosure Format:  Yes [   ]    No [ X ]

                             PART I


Item 1.  Description of Business.

  (a) Background. JLM Couture, Inc. (the "Company"), a Delaware corporation whose name was changed from Jim Hjelm's Private Collection, Ltd. in July 1997, was organized in April 1986 to design, manufacture and market high quality bridal wear and related accessories, including bridesmaid gowns. In 1993 the Company launched the Lazaro bridal division. In May 1997, the Company acquired Alvina Valenta Couture Collection, Inc. ("Alvina"), which designs, manufactures and markets couture-quality bridal wear. In 1999, the Company set up a sales office in England to penetrate the European market. In 2000, the Company launched Lazaro Ensembles and Jim Hjelm Just Separates as new bridesmaid divisions.

  (b) Business. The Company is engaged in the design, manufacture and distribution of bridal gowns, veils and bridesmaid gowns.

  The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items ("Jim Hjelm," "Lazaro" and "Alvina Valenta" lines) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect its emphasis on quality and design originality. Wholesale prices for the Company's bridesmaid and bridal gowns range from $90 to $150 and $500 to $3,000, respectively, with suggested retail prices ranging from $180 to $300 for bridesmaid gowns and $1,000 to $6,000 for bridal gowns.

  The Company also produces a line of less expensive bridal gowns called "Visions," which is styled similar to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $395 to $600 and the retail prices range from $800 to $1,200.

  The Company utilizes its employees and independent contractors to assemble its dresses. The Company uses its best efforts to maintain quality control over its independent contractors and supplies these contractors with cut pattern pieces. There are generally no written agreements between the Company and these contractors, enabling the Company to utilize each contractor on an as-needed basis. The Company also makes custom alterations on its basic designs at a customer's request. The Company generally charges the customer for custom alterations.

  The Company has identified bridal boutiques or bridal departments in women's clothing stores to market its gowns. During its fiscal year ended October 31, 2002 ("Fiscal 2002") and its fiscal year ended October 31, 2001 ("Fiscal 2001"), no customer accounted for more than two percent of the Company's sales.

  The Company's lines of gowns for its new seasons are generally introduced at fashion shows held at the Company's showroom. There are generally two seasons per year, one in the Spring and one in the Fall. The Company also displays its products at regional markets. Additionally, its new collections are featured in their entirety at trunk shows, which often include a personal appearance by the designer, at the Company's retail customers store. These trunk shows are generally supported with local advertising paid for by the local bridal boutique.

  The Jim Hjelm bridal collections and Bridesmaid collections are designed by Natasha Addonizio. Ms. Addonizio has been designing these collections since 1998. Mr. Jim Hjelm, who co-founded the company with Mr. Joseph L. Murphy in 1986, represents the Company in a promotional capacity, at markets and occasionally at trunk shows.

  Mr. Lazaro Perez designs the Lazaro bridal and bridesmaid collections. Lazaro's designs enabled the Company to diversify and add depth to its product lines. In both 1997 and 1999 he was awarded the Distinctive Excellence in Bridal Industry (DEBI) Award in the category of Style Innovator for bridal gowns.

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

  The Company's designers generally participate in the Company's marketing efforts by appearing at seasonal bridal fashion shows and trunk shows, and otherwise being available for showing the Company's lines of bridal products. The Company also employs a full-time sales staff of 10 persons supervised by Mr. Murphy.

  The Company advertises in periodicals and other publications dealing with the bridal industry in advance of and during each bridal season. The Company's dresses have been advertised in Bride's and Your New Home and Modern Bride and Martha Stewart, Weddings and Elegant Bride magazines. This advertising is directed toward displaying the Company's products in a manner that enhances the general perception of the quality of the Company's gowns and the Company's reputation.

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

  The bridal wear industry is highly competitive. In marketing its bridalwear and bridesmaid gowns, the Company competes directly with the numerous domestic and foreign bridal houses. Competition is intense.

  In its marketing efforts, the Company emphasizes the couture quality of its products and the public recognition of Jim Hjelm, Lazaro, and Alvina Valenta, including their experience and reputation in the industry. In management's view, the ability of the Company to continue to successfully compete is dependent upon the continued development and maintenance of a line of high quality and fashionable bridal wear. Equally important is the continued enhancement of the images of the Jim Hjelm, Lazaro and Alvina Valenta designer labels.

  In an effort to establish a presence in Europe, the Company retains a sales representative located in England to market its Occasions and Lazaro bridesmaids gowns to the European community. Sales from this operation comprised approximately three percent of the Company's revenues in this past fiscal year.

  The Company employs approximately 70 full-time employees.

  The Company has registered "Jim Hjelm A Private Collection", "Alvina Valenta", "Jim Hjelm Occasions", "Lazaro", and "Jim Hjelm" as trademarks with the U.S. Patent and Trademark Office (the "USPTO"). It has also filed applications for "Just Separates" and "Occasions" with the USPTO. There is no assurance that any of these marks will be allowed to be registered.


ITEM 2.  Description of Property.

  The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center." which primarily contains garment manufacturers and office space. The premises are occupied pursuant to a lease with an unaffiliated party, which expires April 30, 2003. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also leases space at 525 Seventh Avenue under a lease terminating February 28, 2012 with an unaffiliated party. The Company outfitted and moved to this space during Fiscal 2002. This space is utilized to display the Company's products to buyers and for marketing activities.


ITEM 3.  Legal Proceedings.

  The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

  On October 11, 2002, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the Company's Shareholders (the "Shareholders") voted on, the election of one Class I Director. The Shareholders voted for the election of Mr. Joseph E. O'Grady to serve until the 2005 Annual Meeting of Stockholders and until his successor is elected and qualifies.

  Messrs. Joseph L. Murphy and Joseph E. O'Grady are the
Company's two other directors who were not up for re-election at the Meeting and their terms of office continue until 2004 and 2006, respectively.


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


Quarter Ended        High Bid   Low Bid
-------------        --------   -------

Fiscal 2002
-----------

January 31, 2002      $2.38   $1.86
April 30, 2002         2.40    2.01
July 31, 2002          3.75    2.13
October 31, 2002       3.70    2.30

Fiscal 2001
-----------

January 31, 2001      $2.125  $1.625
April 30, 2001         2.25    1.60
July 31, 2001          2.30    1.50
October 31, 2001       2.20    1.68


   On February 7, 2003, the closing bid and ask prices in the Over-the-Counter market for the Common Stock as reported by Nasdaq were $3.40 and $3.54, respectively.

  (b) At February 7, 2003, there were approximately 142 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" names.

  (c) No cash dividends have been paid on the Common Stock, and the Company does not anticipate paying cash dividends in the foreseeable future.



Securities Authorized for Issuance Under Equity Compensation Plans.
------------------------------------------------------------------

     The following table includes information as of October 31, 2002 for the Company's compensation plans under which equity securities of the Company are authorized for issuance, aggregated as follows:



                    Equity Compensation Plan Information

------------------------------------------------------------------------
                 (a)                  (b)                (c)
------------------------------------------------------------------------
Plan category  Number of          Weighted-average    Number of
               Securities to      exercise price of   securities
               be issued          outstanding         remaining
               upon exercise      options, warrants   available for
               of outstanding     and rights          future issuance
               options, warrants                      under equity
               and rights                             compensation
                                                      plans (excluding
                                                      securities
                                                      reflected in
                                                      column (a))
-------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders            48,000            $2.10                 202,000
-------------------------------------------------------------------------
Equity
compensation
plans not
approved
by security
holders           354,000            $2.33                    0
--------------------------------------------------------------------------
Total             402,000            $2.30                 202,000
--------------------------------------------------------------------------


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


Results of Operations - Fiscal 2002 as Compared to Fiscal 2001.

  For Fiscal 2002, revenues were $24,701,566 as compared to $21,420,342 in Fiscal 2001, an increase of $3,281,224 or 15.3%.
This increase was due to increased market penetration of the Company's products.

  The Company's gross profit margin increased in Fiscal 2002 to 38.7% from 38.4% in Fiscal 2001. The Company attributes the increase in its gross profit margin to an better costs controls.

  Selling, general and administrative ("SG&A") expenses decreased to 30.4% of net sales in Fiscal 2002 as compared to 32.8% of sales in Fiscal 2001. The decrease was a result of the company's efforts to control costs. Advertising costs as well as costs associated with its European operations were better controlled in fiscal 2002.

  The Company generated net income of $1,109,133, or $.54 per share-basic and $.53 per share-diluted for Fiscal 2002 as compared to net income of $666,363, or $0.34 per share basic and diluted for Fiscal 2001.


Liquidity and Capital Resources

  The Company's working capital increased to $6,803,455 at October 31, 2002 from $6,091,587 at October 31, 2001, an increase of $711,868. The Company's current ratio was 4.4 to 1 at October
31, 2002 as compared to 4.2 to 1 at October 31, 2001.

  During Fiscal 2002, net cash provided by the Company's operating activities was $1,841,085 as compared to cash provided by operating activities of $272,298 in Fiscal 2001. The increase was primarily due to the increase in net income. Additionally, certain expenses, including taxes, incurred in fiscal 2002 are not payable until fiscal 2003.

  Cash used in investing activities in Fiscal 2002 was $341,149 as compared to $40,356 in Fiscal 2001, as the Company incurred cost associated with its relocation of its showroom.

  Cash used in financing activities in Fiscal 2002 was $745,773 as compared to $182,629 in Fiscal 2001. This was primarily a result of the Company eliminating its revolving credit borrowings in Fiscal 2002 of $1,250,000 as well as increased purchases of treasury stock.

  The Company has a loan agreement with Israel Discount Bank of New York (the "Credit Line"). The Credit Line provides for interest to be charged at the prime interest rate. The Credit Line is secured by a first lien on all of the Company's accounts receivable, inventories, cash, securities, deposits and general intangibles.

  Funds generated from operations along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements in the foreseeable future.


Critical Accounting Policies

  The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.


Allowances for Doubtful Accounts

  We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2002 the allowance for doubtful accounts was $451,000 and at October 31, 2001 it was $425,000.
Inventory Valuation

     We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At October 31, 2002 and 2001 we maintained an obsolescence reserve of $260,000.


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

ITEM 7.  Financial Statements.


  The financial statements listed below are included on pages -
F-1 through F-24 following the signature page.

   Title of Document                               Page
   ------------------                              ----


Report of Independent Public Accountants            F-1

Consolidated Balance Sheets as of October 31,
   2002 and 2001                                    F-2 - F-3

Consolidated Statements of Income for the
   Years Ended October 31, 2002 and 2001            F-4

Consolidated Statements of Shareholders' Equity
   for the Years Ended October 31, 2002 and 2001    F-5 - F-6

Consolidated Statements of Cash Flows for the
   Years Ended October 31, 2002 and 2001            F-7 - F-8

Notes to Consolidated Financial Statements          F-9 - F-24




ITEM 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

  None.


                         PART III


   The information required by Items 9, 10, 11 and 12 of this Part will be incorporated by reference to the Proxy Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2003.

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

  10.6 Promissory Note dated as of December 22, 1998 by Joseph
       L. Murphy to the Company incorporated by reference to
       Exhibit 10.7 to the 1999 10-KSB.

  21   List of Subsidiaries of the Company.

  23.1 Consent of Goldstein Golub Kessler LLP dated February 13,
       2003.

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

                                          JLM COUTURE, INC.


Dated: February 13, 2003                  By:/s/Joseph L. Murphy
                                             --------------------
                                             Joseph L. Murphy,
                                             President


    Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Name                           Capacity               Date
----                           --------               ----

/s/Daniel M. Sullivan     Chairman of the Board    February 13, 2003
---------------------     of Directors
Daniel M. Sullivan


/s/Joseph L. Murphy     President and Director     February 13, 2003
-------------------     (principal executive
Joseph L. Murphy         officer)


/s/Joseph E. O'Grady    Secretary and Director     February 13, 2003
--------------------
Joseph E. O'Grady


/s/Jerrold Walkenfeld    Principal financial       February 13, 2003
---------------------    and accounting officer
Jerrold Walkenfeld

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




         I, Joseph L. Murphy, certify that:

              1. I have reviewed this annual report on Form 10-KSB of JLM Couture, Inc.;

              2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

              3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                   (a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation
Date"); and

                   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

              6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 13, 2003
                                 /s/Joseph L. Murphy
                                 --------------------
                                 Name:  Joseph L. Murphy
                                 Title: Chief Executive Officer
                                       (Principal Executive Officer)


                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




         I, Jerrold Walkenfeld, certify that:

              1. I have reviewed this annual report on Form 10-KSB of JLM Couture, Inc.;

              2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

              3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

              4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                   (a)  designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this annual report (the "Evaluation
Date"); and

                   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

              5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

              6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 13, 2003


                              /s/Jerrold Walkenfeld
                             --------------------------
                             Name:  Jerrold Walkenfeld
                             Title: Financial Consultant
                                  (Principal Financial Officer)

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To JLM Couture, Inc.


         We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation) and Subsidiaries as of October 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and Subsidiaries as of October 31,
2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                   /s/GOLDSTEIN GOLUB KESSLER LLP
                                   ------------------------------
                                   GOLDSTEIN GOLUB KESSLER LLP


New York, New York
January 23, 2003

               JLM COUTURE, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets as of
                   October 31, 2002 and 2001




                                          2002            2001
                                       ----------     -----------
Current assets:
 Cash and cash equivalents             $  958,810     $   204,647
 Accounts receivable, net of
  allowance for doubtful
  accounts, trade discounts
  and allowances of $451,000
  at October 31, 2002 and $425,000
  at October 31, 2001                   3,596,205       3,434,528
 Inventories, net                       3,747,357       3,716,153
 Prepaid expenses and other
  current assets                          531,712         487,877
 Deferred income taxes                          -           4,000
 Prepaid taxes                                  -         152,910
                                        ---------       ---------

   Total current assets                 8,834,084       8,000,115

Equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization of
 $412,053 at October 31, 2002 and
 $645,548 at October 31, 2001             460,264         199,664

Goodwill, net of accumulated
 amortization of $70,421 at
 October 31, 2002 and
 $56,337 at October 31, 2001              211,272         225,356

Samples, net of accumulated
 amortization of $133,493 at
 October 31, 2002 and
 $139,853 at October 31, 2001             261,037         250,958

Other assets                               49,540          63,332
                                        ---------       ---------

                                       $9,816,197      $8,739,425
                                        =========       =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


               JLM COUTURE, INC. AND SUBSIDIARIES
                  Consolidated Balance Sheets as of
                   October 31, 2002 and 2001
                          (continued)


                                          2002           2001
                                      -----------     ----------
Current liabilities:
 Revolving line of credit             $         -     $  450,000
  Accounts payable                      1,014,241      1,175,013
  Accrued expenses and
   other current liabilities              786,099        283,515
  Income taxes payable                    157,289              -
  Deferred income taxes                    73,000              -
                                        ---------      ---------

   Total current liabilities            2,030,629      1,908,528
                                        ---------      ---------

Deferred income taxes                     664,000        594,000

Other liabilities                               -          8,239
                                        ---------      ---------

Total liabilities                       2,694,629      2,510,767
                                        ---------      ---------

Commitments and contingencies
 (Note 11)
Shareholders' equity:
 Preferred stock, $.0001 par
  value:  Authorized 1,000,000
  shares; Issued and outstanding - none         -              -
 Common stock, $.0002 par
  value:  Authorized 10,000,000 shares;
  Issued 2,330,530 at October 31, 2002
  and October 31, 2001;
  Outstanding 1,964,360 at
  October 31, 2002 and 2,098,210
  at October 31, 2001                         465            465
 Additional paid-in capital             3,653,642      3,653,642
 Retained earnings                      5,072,228      3,963,095
                                        ---------      ---------

                                        8,726,335      7,617,202

 Less: Deferred compensation             (335,000)      (421,250)
       Note receivable and
        accrued interest                 (365,265)      (432,135)
       Treasury stock, at cost:
        366,170 shares at October 31,
        2002 and 232,320 shares at
        October 31, 2001                 (904,502)      (535,159)
                                        ---------      ---------

   Total shareholders' equity           7,121,568      6,228,658
                                        ---------      ---------

                                       $9,816,197     $8,739,425
                                        =========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.



               JLM COUTURE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income
          For the Years Ended October 31, 2002 and 2001



                                      2002             2001
                                  -----------      -----------
Net sales                         $24,701,566      $21,420,342
Cost of goods sold                 15,131,843       13,185,206
                                   ----------       ----------

Gross profit                        9,569,723        8,235,136
Selling, general and
 administrative expenses            7,503,437        7,030,944
                                   ----------       ----------

Operating income                    2,066,286        1,204,192

Interest expense, net of interest
 income of $17,810 and $5,111
 for 2002 and 2001, respectively       10,153           51,389
                                   ----------       ----------

Income before provision for
 income taxes                       2,056,133        1,152,803
Provision for income taxes            947,000          486,440
                                   ----------       ----------

Net income                        $ 1,109,133      $   666,363
                                   ==========       ==========

Net income per weighted
 average number of common shares:

 Basic                                  $0.54            $0.34
                                   ==========       ==========

 Diluted                                $0.53            $0.34
                                   ==========       ==========

Weighted average number of
 common shares outstanding:

 Basic                              2,043,907        1,980,200
                                   ==========       ==========

 Diluted                            2,098,981        1,985,833
                                   ==========       ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                     JLM COUTURE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
                  For the Years Ended October 31, 2002 and 2001






                                                                                             Notes                           Total
                                Common Stock        Additional                             Receivable                      Share-
                             -------------------    Paid-in      Retained   Deferred       and Accrued       Treasury      holders'
                             Shares    Amount       Capital      Earnings   Compensation   Interest          Stock         Equity
                        ----------------------------------------------------------------------------------------------------------


Balance October 31,
 2001                        2,330,530    $465     $3,653,642   $3,963,095    (421,250)     $(432,135)    $(535,159)   $6,228,658

Purchase of Treasury
 Stock                                                                                                     (369,343)     (369,343)

Accrued Interest on
 Notes Receivable                                                                              (6,700)                     (6,700)

Payments on Notes Receivable                                                                   73,570                      73,570

Amortization of Deferred
 Compensation                                                                   86,250                                     86,250

Net Income                                                       1,109,133                                              1,109,133
                              ---------     ----     ----------  ----------  ---------      ---------      ---------   ----------
Balance October 31,
 2002                         2,330,530     $465     $3,653,642  $5,072,228  $(335,000)     $(365,265)     $(904,502)  $7,121,568
                              =========     ====     ==========  ==========  =========      =========      =========   ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                           JLM COUTURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Shareholders' Equity
                        For the Years Ended October 31, 2002 and 2001





                                                                                             Notes                      Total
                                Common Stock       Additional                              Receivable                 Share-
                             ------------------    Paid-in     Retained     Deferred       and Accrued     Treasury   holders'
                             Shares      Amount    Capital     Earnings     Compensation   Interest        Stock      Equity
                            ------------------------------------------------------------------------------------------------------

Balance October 31,           2,120,530     $423     $3,294,984  $3,296,732    (101,250)      $(432,135)    $(333,747)  $5,725,007
 2000

Purchase of Treasury
 Stock                                                                                                       (201,412)    (201,412)

Exercise of Stock                10,000        2          8,698                                                              8,700
 Options

Accrued Interest on                                                                             (10,083)                   (10,083)
 Notes Receivable

Payments on Notes Receivable                                                                     10,083                     10,083

Employee Stock Grant            200,000       40        349,960                (350,000)                                         -

Amortization of Deferred                                                         30,000                                     30,000
 Compensation

 et Income                                                          666,363                                                666,363
                              ---------     ----     ---------   ----------   ---------       ---------    ---------    ----------

Balance October 31,           2,330,530     $465     $3,653,642  $3,963,095   $(421,250)      $(432,135)   $(535,159)   $6,228,658
 2001                         =========     ====     ==========  ==========   =========       =========    =========    ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                JLM COUTURE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
           For the Years Ended October 31, 2002 and 2001



                                             2002      2001
                                        -----------  ---------

Cash flows from operating activities:
Net income                              $1,109,133  $ 666,363
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization              94,633     86,230
 Provision for doubtful accounts                 -    (75,000)
 Accrued interest income on note
  receivable                                (6,700)   (10,083)
 Compensation expense on issuance
  of stock options and common stock         86,250     30,000
 Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                            (161,677)   115,223
    Increase in inventories                (31,204)   (43,619)
   (Increase) decrease in prepaid
    expenses and other current assets      109,075   (146,185)
   Increase in prepaid taxes                     -   (152,910)
   Decrease in samples and
    other assets                             3,713     62,360
   Decrease in accounts payable           (160,772)  (160,654)
   Increase (decrease) in
    accrued expenses and other
    current liabilities                    502,584    (42,605)
   Increase (decrease) in income taxes
    payable                                157,289   (884,108)
   Increase in deferred income taxes       147,000    852,721
   Decrease in other long-term
    liabilities                             (8,239)   (25,435)
                                        ----------   --------
   Net cash provided by
    operating activities                 1,841,085    272,298
                                        ----------   --------

 Cash flows from investing activities:
   Purchase of property and equipment     (341,149)   (40,356)
                                        ----------   --------
   Net cash used in investing activ-
    ities                                 (341,149)   (40,356)
                                        ----------   --------


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


               JLM COUTURE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
           For the Years Ended October 31, 2002 and 2001
                            (Continued)



                                               2002        2001
                                           ----------  ----------


Cash flows from financing activities:
 Net reductions of revolving
  line of credit                           $(450,000)   $       -
 Payments on note receivable                  73,570       10,083
 Proceeds from stock option exercise               -        8,700
 Purchase of treasury stock                 (369,343)    (201,412)
                                            --------     --------

 Net cash used in financing activities      (745,773)    (182,629)
                                            --------     --------

 Net increase (decrease) in cash             754,163       49,313
 Cash and cash equivalents,
  beginning of year                          204,647      155,334
                                            --------     --------

Cash and cash equivalents, end of year     $ 958,810    $ 204,647
                                            ========     ========


     Supplemental Disclosures of Cash Flow Information


 Cash paid during the year for:
  Interest                                $  30,107    $  51,373
                                           ========     ========
  Income taxes                            $ 490,000    $ 655,622
                                           ========     ========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2002 and 2001


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

              No material year-end foreign currency translation adjustments were necessary at October 31, 2002 and 2001.

              Cash Equivalents

              For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2002 and 2001
                          (continued)

              Concentration of Credit Risk

              The Company maintains cash in bank deposit account which, at times, exceed federally insured limits. The Company has not experienced any losses on these accounts.

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

              Prepaid Advertising and Marketing Costs

              Prepaid advertising and marketing costs include costs of advertisements that have not been published. Upon publishing of an advertisement, the related cost is expensed by the Company. Advertising and promotional costs for the years ended October 31, 2002 and 2001 were $2,054,861 and $2,251,308 respectively.

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

              Goodwill

              Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired and is being amortized on a straight-line basis over 20 years. See "New Accounting Standards" below for additional information relating to goodwill.

              Samples

              The Company produces samples of each dress line to be used for displaying the Company's dresses at stores where they are sold and at fashion shows. Samples are amortized over their estimated useful lives (4 years).

              Long-Lived Assets

              The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any such change has occurred. If such changes in circumstance are present, a loss is recognized to the extent the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. See "New Accounting Standards" below regarding additional information covering Long-Lived Assets.

              Fair Value of Financial Instruments

              The fair value of the Company's short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Using this method, the fair value of the revolving line of credit was not significantly different than the stated value at October 31, 2001.

              Revenue Recognition

              Revenue is recognized upon shipment and acceptance by the customer.

              Freight And Delivery Costs

              The Company's freight and delivery costs are included in selling, general and administrative expenses.

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




         A reconciliation of the weighted average number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding assuming dilution is as follows:

                                      Years Ended October 31,
                                    -------------------------
                                       2002           2001
                                    ----------     ----------

Basic weighted average               2,043,907      1,980,200
 common shares outstanding
Effect of dilutive securities:
  Stock options                         55,074          5,633
                                     ---------      ---------
Diluted weighted average
 common shares outstanding           2,098,981      1,985,833
                                     =========      =========



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

              New Accounting Standards

              In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
              142). SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." The Company is currently evaluating the implications of adoption of SFAS No. 142 and anticipates adopting its provisions for its fiscal year beginning November 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
144, "Accounting for the Impairment or Disposal of Long-
Lived Assets" (SFAS No. 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes
SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed
Of," and amends the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
Operations Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS No. 144 and anticipates adopting its provisions for its fiscal year beginning November 1, 2002.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


Note 3.  Inventories

              Inventories consisted of the following:

                                        October 31,
                                   -----------------------
                                    2002            2001
                                 ----------    -----------

              Raw materials      $2,782,515     $2,302,754
              Work-in-process       354,114        176,823
              Finished goods        610,728      1,236,576
                                  ---------     ----------
                                 $3,747,357     $3,716,153
                                  =========      =========

              Raw materials are shown net of a $260,000 obsolescence reserve at October 31, 2002 and 2001.

Note 4.  Prepaid Expenses and Other Current Assets

              Prepaid expenses and other current assets consisted of the following:


                                      October 31,
                              -------------------------
                                  2002          2001
                              ---------     ------------

    Prepaid advertising and   $ 493,586      $ 419,398
      marketing costs
    Other                        38,126         68,479
                              ---------      ---------

                              $ 531,712      $ 487,877
                              =========      =========


Note 5.  Equipment and Leasehold Improvements


              Equipment and leasehold improvements are summarized as follows:

                                              October 31,
                                        -------------------------
                                           2002          2001
                                        -----------    ----------

              Furniture and equipment     $ 450,770      $ 654,672
              Leasehold improvements        421,547        190,540
                                          ---------      ---------

                                            872,317        845,212

              Less:  Accumulated
               depreciation and
               amortization                (412,053)      (645,548)
                                          ---------      ---------

              Equipment and leasehold
               improvements, net          $ 460,264      $ 199,664
                                          =========      =========


Note 6.  Accrued Expenses and Other Current Liabilities


              Accrued expenses and other current liabilities are summarized as follows:


                                 October 31,
                       ---------------------------
                           2002            2001
                       ----------    ------------

Payroll and related
 expenses              $  569,694     $  121,187
Other                     216,405        162,328
                       ----------     ----------

                       $  786,099     $  283,515
                       ==========     ==========


Note 7.  Revolving Line of Credit

              The Company has a line of credit agreement with Israel Discount Bank of New York ("IDB"). The proceeds of the credit facility were initially used to repay amounts outstanding under the Company's previous line of credit facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum of $1,250,000. Based on eligible accounts receivable at October 31, 2002, $1,250,000 was available for future borrowing. The line of credit facility is secured by the Company's cash, accounts receivable, inventory, securities, deposits and general intangibles. Interest is charged at the prime rate (4.75% at October 31, 2002). The line of credit agreement will automatically renew each year unless either party provides 60 days notice to terminate the line of credit agreement. Interest expense charged to operations related to the IDB line of credit facility totaled $21,623 and $53,167 for the years ended October 31, 2002 and 2001, respectively. At October 31, 2002 and 2001, the Company had borrowed $0 and $450,000, respectively, under the line of credit agreements.





Note 8.  Income Taxes

              The provision for income taxes for the years ended
              October 31, 2002 and 2001, consist of the following:


                                     2002          2001
                                   --------    -----------
               Current:
                   Federal         $592,183      $380,898
               State and local      206,817       121,814
                                   --------      --------

                                   $799,000      $502,712
                                   --------      --------
               Deferred:
                   Federal          113,000       246,020
               State and local       35,000      (262,292)
                                   --------      --------

                                    148,000       (16,272)
                                   --------      --------

                                   $947,000      $486,440
                                   ========      ========


         A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October 31, 2002 and 2001, is as follows:



                                       2002    2001
                                      ------  ------

   Statutory federal income tax at
    applicable rates                   34%     34%
   State and local taxes, net of
    federal tax benefit                  7%     6%

   Nondeductible expenses                3%     3%
   Other                                 2     (1%)
                                        ---    ---

                                        46%    42%
                                        ===    ===

Note 8.  Income Taxes (continued)


         The components of deferred income tax assets and liabilities are as follows:


                                             October 31,
                                        ----------------------
                                         2002           2001
                                      ----------    -----------

Deferred tax assets:
 Allowance for doubtful accounts     $   133,000    $   132,000
 Other liabilities and accruals           13,000         57,000
                                      ----------     ----------

  Total deferred tax assets              146,000        189,000
                                      ----------     ----------

Deferred tax liabilities:
 Prepaid advertising and
  marketing expenses                    (219,000)      (185,000)
 Other liabilities                      (664,000)      (594,000)
                                      ----------     ----------

  Total deferred tax liabilities        (883,000)      (779,000)
                                      ----------     ----------

Net deferred tax liability           $  (737,000)   $  (590,000)
                                      ==========     ==========


              Deferred income taxes are provided on temporary differences between financial statement and taxable income. Realization of deferred income tax assets is dependent on generating sufficient taxable income in the future.


Note 9.  Shareholders' Equity

              During Fiscal 2002 and Fiscal 2001, the Company repurchased 133,850 and 99,900 shares of Common Stock, respectively, in the open market at a cost of $369,343 and $201,412, respectively.



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



The following table summarizes data relating to non-incentive plan options and incentive plan options:

                             Incentive        Non-Incentive
                       ------------------    -----------------

                         2002       2001       2002      2001
                       --------   -------    -------  -------
Options outstanding
 at the beginning of
 the year              122,500    132,500    408,000    413,000
Options granted         48,000          -    124,000     30,000
Options expired       (122,500)   (10,000)  (178,000)   (25,000)
Options exercised                       -               (10,000)
                       -------    -------    -------     ------

Options outstanding
 at the end of the      48,000    122,500    354,000    408,000
                       =======    =======    =======    =======

Options exercisable
 at the end of the
 year                       -     122,500    230,000    408,000
                       =======    =======    =======    =======


    The weighted average fair value of options granted during the years ended October 31, 2002 and 2001 was $1.20 and $1.10, respectively.


    The following table summarizes information about stock options outstanding and exercisable at October 31, 2002:


                            Options Outstanding        Options Exercisable
                 ------------------------------------  -------------------

                               Weighted
                               Average       Weighted           Weighted
                               Remaining     Average   Number   Average
Range of          Number       Contractual   Exercise  Exerc-   Exercise
Exercise Price    Outstanding  Life          Price     isable   Price
--------------   ------------  -----------   --------  -------  --------

$1.75 - $2.75    402,000       4 years        $2.40    230,000   $2.62
=============    ============  ===========   ========  =======  ========


    At October 31, 2002, 202,000 shares of common stock were reserved for future issuance of stock options.

    The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees;" and the disclosure only provisions of SFAS 123 "Accounting for Stock Compensation." Accordingly, no compensation expense has been recognized for stock-based compensation given to employees, since the options granted were at prices that equaled or exceeded their fair market value at the date of grant. If compensation expense for the Company's stock options issued had been determined based on the fair value method of accounting, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                           For The Years Ended
                              October 31,
                     ---------------------------
                          2002         2001
                     -----------    ------------

 Net income --
   As reported       $1,109,133     $ 666,363
   Pro forma          1,049,650       547,357

  Basic earnings
  per share --
   As reported            $0.54         $0.34
   Pro forma              $0.51         $0.28

  Diluted earnings
  per share --
   As reported            $0.53         $0.34
    Pro forma             $0.50         $0.28



       The fair value of issued stock options was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted:

                   For The Years Ended
                       October 31,
                   -----------------------

                      2002           2001
                   --------      ---------

Weighted average
 market price at
 date of grant       $2.10           $1.75
Risk free interest
 rate                 4.50%           4.57%
Volatility factor      100%           100%
Expected life of
 the stock options     5.0 yrs        3.0 yrs
Expected dividends   $  -            $  -



Note 10. Related Party Transactions

              Notes Receivable - Sale of Stock

              On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of Common Stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 2002 and 2001 was $45,890 and $58,135, respectively.

              Periodically, compensation expense has been recorded for the difference between the original price and the current fair value of the Common Stock, which as of yet has not been paid for by the executive.

              On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at October 31, 2002 and 2001 was $319,375 and $374,000, respectively.

              On June 5, 2000, pursuant to an employment agreement the Company issued 50,000 unregistered shares to an employee of the Company. The employment agreement expires on October 31, 2008. Deferred compensation for the fair value of the related shares was recorded in connection with this issuance. The unamortized portion of such deferred compensation will be amortized over the remaining term of the employment agreement.

              On August 14, 2001, pursuant to an employment agreement the Company issued 200,000 unregistered shares to an executive of the Company. The employment agreement expires on April 30, 2006. Deferred compensation for the fair value of the related shares was recorded in connection with this issuance. The unamortized portion of such deferred compensation will be amortized over the remaining term of the employment agreement.


Note 11. Commitments and Contingencies

              Lease Commitments

              The Company leases office, production, and retail facilities under leases expiring through 2012. Minimum annual rentals under such leases are as follows:

                   Year Ending
                   October 31,
                   -----------

                     2003             $  354,825
                     2004                270,051
                     2005                277,445
                     2006                260,293
                     2007                244,796
                     Thereafter        1,116,466
                                       ---------

                                      $2,523,876
                                       =========

              Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 2002 and 2001, amounted to $520,640 and $419,305, respectively.


              Employment Agreements

              The Company has employment agreements with four of its key employees terminating from March 2003 to December 2008. Total compensation expense under the terms of these agreements for the years ended October 31, 2002 and 2001 was $941,650 and $678,026 respectively.

              Future minimum commitments under these employment agreements are as follows:


                    Year Ending October 31,
                    -----------------------

                     2003        $  508,604
                     2004           447,500
                     2005           410,000
                     2006           247,500
                     2007            85,000
                     Thereafter      85,000
                                  ---------
                                 $1,783,604
                                  =========



                     EXHIBIT INDEX


         21        List of Subsidiaries of the Company.

         23.1      Consent of Goldstein Golub Kessler LLP dated
                   February 13, 2002.

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.