Form 10QSB
period 2003-01-31
JLM COUTURE INC
filed 2003-03-24
CIK 806384

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

                                OR

[  ]]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .
                              ---------------  ---------------

Commission file number 0-19000
                       -------


                         JLM COUTURE, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


Delaware                                  13-3337553
-------------------------------         -------------------
(State or other jurisdiction of         (IRS Employer)
incorporation or organization)          Identification No.)


          225 West 37th Street, New York, New York  10018
------------------------------------------------------------
     (Address of principal executive offices)


                          (212) 921-7058
---------------------------------------------------------------
     (Registrant's telephone number, including area code)


----------------------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]         No  [ ]

     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of March 21, 2003 was 1,897,760.

                         Page 1 of 18.

            The Exhibit Index is located on Page 17.

                        JLM COUTURE, INC.





                              INDEX


                                                           Page
                                                           ----
Part I.  Financial Information:


     Item 1.   Condensed Consolidated Financial Statements.

       Independent Accountants Report                       3

       Condensed Consolidated Balance Sheets at
       January 31, 2003 (unaudited) and
       October 31, 2002                                     4-5

       Condensed Consolidated Statements of Income
       for the Three Months ended January 31,
       2003 and 2002 (unaudited)                            6

       Condensed Consolidated Statements of Cash Flows
       for the Three Months ended January 31,
       2003 and 2002 (unaudited)                            7-8

       Notes to Condensed Consolidated
        Financial Statements                                9-11


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                  12-14

     Item 3.   Controls and Procedures                      15


Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K.            16


Signature                                                   17

Certifications                                              18-21

                    INDEPENDENT ACCOUNTANT'S REPORT




To JLM Couture, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of JLM Couture, Inc. and Subsidiaries as of January 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of JLM Couture, Inc. and Subsidiaries as of October 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 23, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.



/S/GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 11, 2003

PART I. FINANCIAL INFORMATION

               JLM COUTURE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS




                                           January 31,    October 31,
                                              2003           2002
                                            ---------      ---------
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                 $   489,699    $  958,810
 Accounts receivable, net of allowance
  for doubtful accounts, trade discounts
  and allowances - $501,000 at January
  31, 2003 and $451,000 at October 31,
  2002                                       4,358,871     3,596,205

 Inventories, net                            4,249,351     3,747,357
 Prepaid expenses and other current
  assets                                       533,922       531,712
 Prepaid taxes                                  62,911             -
                                            ----------     ---------
    Total current assets                     9,694,754     8,834,084

Equipment and leasehold improvements, net
 of accumulated depreciation and
 amortization of $432,718 at January 31,
 2003 and $412,053 at October 31, 2002         445,496       460,264
Goodwill                                       211,272       211,272
Samples, net of accumulated amortization
 of $213,081 at January 31, 2003 and
 $133,493 at October 31, 2002                  181,449       261,037
Other Assets                                    49,540        49,540
                                            ----------     ---------
    Total Assets                           $10,582,511    $9,816,197
                                            ==========     =========





See accompanying notes to condensed consolidated financial statements.

                 JLM COUTURE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                          January 31,   October 31,
                                             2003          2002
                                          ----------    ----------
                                               (Unaudited)
Current liabilities:
  Accounts payable                       $ 2,072,187    $1,014,241
  Accrued expenses and
    other current liabilities                577,774       786,099
  Income taxes payable                             -       157,289
  Deferred income taxes                       73,000        73,000
                                          ----------     ---------
Total current liabilities                  2,722,961     2,030,629
                                          ----------     ---------
Deferred income taxes                        664,000       664,000
                                          ----------     ---------
Total liabilities                          3,386,961     2,694,629
                                          ----------     ---------
Shareholders' equity:
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,330,530 at January 31,
  2003 and October 31, 2002;
  Outstanding 1,920,110 at January 31,
  2003 and 1,964,360 at October 31, 2002         465           465
  Additional paid-in capital               3,653,642     3,653,642
  Retained earnings                        5,272,733     5,072,228
                                          ----------     ---------
                                           8,926,840     8,726,335
  Less:  Deferred compensation              (313,438)     (335,000)
         Notes receivable and accrued
          interest                          (369,203)     (365,265)
         Treasury stock at cost:
          410,420 shares at January 31,
          2003 and 366,170 at
          October 31, 2002                (1,048,649)     (904,502)
                                          ----------     ---------
      Total shareholders' equity           7,195,550     7,121,568
                                          ----------     ---------
      Total Liabilities and
       Shareholders' Equity              $10,582,511    $9,816,197
                                          ==========     =========


See accompanying notes to condensed consolidated financial statements.


                 JLM COUTURE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                             (Unaudited)



                                   2003              2002
                                 ---------         ---------
Net sales                       $5,481,833        $4,500,276

Cost of goods sold               3,240,696         2,684,820
                                 ---------         ---------
Gross profit                     2,241,137         1,815,456

Selling, general and
 administrative
 expenses                        1,893,499         1,524,310
                                 ---------         ---------
Operating income                   347,638           291,146

Interest Income (expense),net        2,867            (3,302)
                                 ---------         ---------
Income before provision
 for income taxes                  350,505           287,844

Provision for income
 taxes                             150,000           120,000
                                 ---------         ---------
    Net income                  $  200,505        $  167,844
                                 =========         =========

Net income per weighted
 average number of common
 shares:

    Basic                       $     0.10        $     0.08
                                 =========         =========
    Diluted                     $     0.10        $     0.08
                                 =========         =========
Weighted average number
 of common shares
 outstanding:

    Basic                        1,932,034         2,098,210
                                 =========         =========
    Diluted                      2,066,347         2,104,748
                                 =========         =========


See accompanying notes to condensed consolidated financial statements.

                 JLM COUTURE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED
                      JANUARY 31, 2003 and 2002
                            (Unaudited)

                                                  2003           2002
                                               ---------        -------
Cash Flows From Operating Activities:
 Net Income                                    $ 200,505       $167,844
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation and amortization                    20,665         20,028
 Provision for doubtful accounts                  50,000              -
 Accrued interest on note receivable              (3,938)             -
 Compensation expense on issuance of stock
  options and common stock                        21,562         25,312
 Changes in operating assets and liabilities
   Increase in accounts receivable              (812,666)      (747,640)
   Increase in inventories                      (501,994)      (543,005)
   (Increase) Decrease in prepaid
    expenses and other current assets             (2,210)        41,046
   (Increase) Decrease in prepaid taxes          (62,911)       120,000
   Decrease in samples                            79,588         71,906
   Increase in accounts payable                1,057,946        509,501
   Decrease in accrued expenses and other
    current liabilities                         (208,325)       (51,923)
   Decrease in long term liabilities                   -         (8,239)
   Decrease in income taxes payable             (157,289)             -
                                               ---------        -------
Net Cash Used In Operating Activities           (319,067)      (395,170)
                                               ---------        -------
Cash Flows From Investing Activities -
   Purchase of property and equipment             (5,897)       (10,641)
                                               ---------        -------
Cash Flows from Financing Activities:
 Net proceeds from
   revolving line of credit                            -        300,000
 Purchase of treasury stock                     (144,147)             -
                                               ---------        -------
Net Cash (used in) provided by
 Financing Activities                           (144,147)       300,000
                                               ---------        -------
Net decrease in cash and cash equivalents       (469,111)      (105,811)
Cash and cash equivalents,
 beginning of period                             958,810        204,647
                                               ---------        -------
Cash and cash equivalents,
 end of period                                $  489,699       $ 98,836
                                               =========        =======


See accompanying notes to condensed consolidated financial statements.

                  JLM COUTURE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                       JANUARY 31, 2003 and 2002
                                 (Unaudited)





 Supplemental Disclosures of Cash Flow Information:



                                         2003            2002
                                       -------          ------
 Cash paid during the period for:
  Interest                            $ 5,704          $ 9,830
                                       =======          ======
  Income taxes                         370,000          20,000
                                       =======          ======



 See accompanying notes to condensed consolidated financial statements.


                   JLM COUTURE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.    Basis of Presentation

     The condensed consolidated balance sheet as of January 31, 2003 and the condensed consolidated statements of income and cash flows for the three month periods ended January 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2003 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for its fiscal year ended October 31, 2002, which was filed with the Securities and Exchange Commission.


Note 2.  Inventories


     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and overhead.

     Inventories consisted of the following:


                          January, 31, 2003
                             (Unaudited)       October 31, 2002
                          -----------------    ----------------
Raw materials                $2,529,964            $2,782,515
Work-in-process                 806,988               354,114
Finished goods                  912,399               610,728
                              ---------             ---------
                             $4,249,351            $3,747,357
                              =========             =========


     Raw materials are shown net of a $260,000 obsolescence reserve at January 31, 2003 and October 31, 2002.

                     JLM COUTURE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 3. Goodwill

     Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and intangible assets with indefinite lives are not to be amortized but are to be evaluated for impairment. The Company will be performing an impairment test in the current period.

     The following pro-forma information reconciles net income reported for the three month periods ended January 31, 2003 and 2002 to adjusted net income reflecting the adoption of SFAS No.
142.

                                Three Months Ended
                                    January 31,
                               2003         2002
                              ------       ------
Reported net income         $200,505      $167,844
Addback: Goodwill
 amortization                      -         3,521
Adjusted net income         $200,505      $171,365

Basic income per share:
 Reported net income            $.10          $.08
 Addback: Goodvill
   amortization                    -             -
 Adjusted net income            $.10          $.08

Diluted income per share:
 Reported net income            $.10          $.08
 Addback: Goodwill
   and amortization                -             -
 Adjusted net income            $.10          $.08



Note 4. Revolving Line of Credit

     The Company has an available line of credit of up to $1,250,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At January 31, 2003 and October 31, 2002, the Company had no outstanding balances under the revolving line of credit.

                     JLM COUTURE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 5.   Treasury Stock

     During the three month period ended January 31, 2003, the Company purchased 44,250 shares of Common Stock at a total cost of $144,147. Treasury stock is reflected on the balance sheet as a reduction of shareholders equity.

                     JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Critical Accounting Policies
----------------------------

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


Allowances for Doubtful Accounts
--------------------------------

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At January 31, 2003 the allowance for doubtful accounts was $501,000 and at October 31, 2002 it was $451,000.

Inventory Valuation
-------------------

     We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At January 31, 2003 and October 31, 2002 we maintained an obsolescence reserve of $260,000.

                     JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
                          (Continued)


Impairment of Goodwill
----------------------

     In determining the recoverability of goodwill, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record charges not previously recorded. Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the cost of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first six months of Fiscal 2003 and on an annual basis thereafter. The Company will be performing an impairment test in the current period.


Results of Operations
---------------------

     Three months ended January 31, 2003 as compared to three months ended January 31, 2002.

     For the first three months of the Company's fiscal year ending October 31, 2003 ("Fiscal 2003"), revenues increased to $5,481,833 from $4,500,276, an increase of 21.8% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales increased to 41.0% from 40.3% as there were economies of scale attributed to the higher volume. Net income was $200,505, an increase of 19.5% from net income of $167,844 in the first three months of fiscal 2002. Per share earnings for this period was $0.10 per basic and diluted share, as compared to $0.08 last year. Selling, general and administrative expenses as a percentage of sales increased to 34.5% of sales as compared to 33.9%, as there were increased marketing costs.


Liquidity and Capital Resources
-------------------------------

     The Company's working capital increased to $6,971,793 at January 31, 2003 from $6,803,455 at October 31, 2002. The
Company's current ratio decreased to 3.6 to 1 at January 31, 2003 from 4.4 to 1 at October 31, 2002.

     During the three months ended January 31, 2002, the Company used $319,067 of cash from operating activities, as compared to using $395,170 during the year earlier period. The Company used $5,897 for investing activities in the current year compared to

                    JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.
                              (Continued)



using $10,641 a year ago. The Company used $144,147 from financing activities, principally to purchase treasury stock as compared to having been provided $300,000 of cash from financing activities during the three months ended January 31, 2002 when the Company drew down on its revolving credit facitily.

     On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at January 31, 2003 and October 31, 2002 was $319,375 and $323,313 respectively. The annual principal payment of $45,000 due on December 22, 2002 was paid.


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

Item 3.  Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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



Dated:  March 19, 2003               JLM COUTURE, INC.,
                                     Registrant


                                     By:/s/Joseph L. Murphy
                                     ----------------------
                                     Joseph L. Murphy
                                     President (Authorized
                                     officer and Principal
                                     Financial Officer)

                     CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Joseph L. Murphy, certify that:

              1. I have reviewed this annual report on Form 10-QSB of JLM Couture, Inc.;

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



Date: March 19, 2003

                                 /s/Joseph L. Murphy
                                -------------------------------------
                                Name:  Joseph L. Murphy
                                Title: Chief Executive Officer
                                (Principal Executive Officer)




                    CERTIFICATION PURSUANT TO
           SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




         I, Jerrold Walkenfeld, certify that:

              1. I have reviewed this annual report on Form 10-QSB of JLM Couture, Inc.;

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


Date:   March 19, 2003


                                 /s/Jerrold Walkenfeld
                                 -----------------------------------
                                 Name:  Jerrold Walkenfeld
                                 Title: Financial Accounting Officer
                                 (Principal Financial Officer)