Form 10QSB
period 2003-04-30
JLM COUTURE INC
filed 2003-06-19
CIK 806384

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to                .
                              -----------------  ----------------

Commission file number  0-19000
                       --------


                          JLM COUTURE, INC.
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


           Delaware                      13-3337553
--------------------------------       ---------------------
(State or other jurisdiction of          (IRS Employer
incorporation or organization)           Identification No.)

         225 West 37th Street, New York, New York  10018
-----------------------------------------------------------
          (Address of principal executive offices)

                        (212) 921-7058
-----------------------------------------------------------
               (Issuer's telephone number)


----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of June 19, 2003 was 1,903,360.

     Transitional Small Business Disclosure Format (check one):

Yes [ ]    No  [X]



                           Page 1 of 20

             The Exhibit Index is located on page 15.



                JLM COUTURE, INC. AND SUBSIDIARIES



                              INDEX



                                                             Page

PART I.  FINANCIAL INFORMATION:


     Item 1.  Financial Statements.


          Condensed consolidated Balance Sheets at April 30,
          2003 (unaudited) and October 31, 2002               3-4


          Condensed consolidated Statements of Income for
          the Three and Six Months ended April 30,
          2003 and 2002 (unaudited)                             5


          Condensed consolidated Statements of Cash
          Flows for the Six Months ended April 30, 2003
          and 2002 (unaudited)                                6-7


          Notes to Condensed consolidated Financial
          Statements                                         8-11


     Item 2.  Management's Discussion and Analysis
      or Plan of Operation.                                 11-12


PART II.  OTHER INFORMATION:


     Item 6. Exhibits and Reports on Form 8-K.                 15


Signature                                                      16

Certifications                                              17-20




                     PART I. FINANCIAL INFORMATION

                 JLM COUTURE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS






                                            April 30,    October 31,
                                              2003          2002
                                           ------------   -----------
                                          (Unaudited)


Current assets:
 Cash and cash equivalents                $   229,322    $  958,810
 Accounts receivable, net of allowances
  for doubtful accounts and trade
  discounts - $501,000 at April 30,
  2003 and $451,000 at October 31, 2002     5,134,117     3,596,205
 Inventories                                3,642,311     3,747,357
 Prepaid expenses and other current
  assets                                      378,754       531,712
                                            ---------     ---------

    Total current assets                    9,384,504     8,834,084

Equipment and leasehold improvements
 net of accumulated depreciation and
 amortization of $456,638 at April 30, 2003
 and $412,053 at October 31, 2002             570,501       460,264

Goodwill                                      211,272       211,272

Samples, net of accumulated amortization
 of $192,435 at April 30, 2003 and
 $132,493 at October 31, 2002                 261,579       261,037

Other assets                                   94,415        49,540
                                           ----------     ---------

                                          $10,522,271    $9,816,197
                                           ==========     =========




 See accompanying notes to condensed consolidated financial statements.



                 JLM COUTURE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY

                                           April 30,    October 31,
                                             2003          2002
                                         ------------   -----------
                                          (Unaudited)

Current liabilities
  Accounts payable                       $ 1,644,489    $1,014,241
  Accrued expenses and
    other current liabilities                566,896       786,099
  Deferred income taxes                            -        73,000
  Income taxes payable                        55,089       157,289
                                          ----------     ---------

  Total current liabilities                2,266,474     2,030,629
                                          ----------     ---------

Deferred income taxes                        664,000       664,000

Total liabilities                          2,930,474     2,694,629
                                           ---------     ---------

Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding - none

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,330,530 at April 30, 2003
  and 2,330,530 at October 31, 2002;
  Outstanding 1,903,360 at April 30,
  2003 and 1,964,360 at October 31, 2002         465           465
  Additional paid-in capital               3,653,642     3,653,642
 Retained earnings                         5,665,718     5,072,228
                                           ---------     ---------

                                           9,319,825     8,726,335
  Less:  Deferred compensation              (291,875)     (335,000)
         Notes receivable and accrued
           interest                         (317,390)     (365,265)
         Treasury stock at cost:
          427,170 shares at April 30,
          2003 and 366,170 at October
          31, 2002                        (1,118,763)     (904,502)
                                          ----------     ---------

      Total shareholders' equity           7,591,797     7,121,568
                                         -----------     ---------

                                         $10,522,271    $9,816,197
                                         ===========    ==========


See accompanying notes to condensed consolidated financial statements.


                      JLM COUTURE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE AND SIX MONTHS
                         ENDED APRIL 30, 2003 AND 2002
                                  (Unaudited)


                           Three Months Ended            Six Months Ended
                                 April 30,                   April 30,
                            2003         2002            2003        2002
                        -----------   ----------     ----------  -----------

Net sales                $7,834,684   $7,608,472     $13,316,517 $12,108,748
Cost of goods sold        4,713,779    4,808,220       7,954,475   7,493,040
                          ---------    ---------      ----------  ----------

Gross profit              3,120,905    2,800,252       5,362,042   4,615,708

Selling, general and
 administrative ex-
 penses                   2,434,051    2,132,581       4,327,550   3,656,891
                          ---------    ---------       ---------   ---------

Operating income            686,854      667,671       1,034,492     958,817

 Interest Income
  (expense), net              1,131       (6,712)          3,998     (10,014)
                          ---------    ---------       ---------    --------

Income before provision
 for income taxes           687,985      660,959       1,038,490     948,803
Provision for income
 taxes                      295,000      280,000         445,000     400,000
                          ---------    ---------       ---------   ---------

    Net income           $  392,985   $  380,959     $   593,490 $   548,803
                          =========    =========       =========   =========

Net income per weighted
 average number of common
 shares

    Basic                $     0.21   $     0.19     $      0.31 $      0.27
                          =========    =========       =========   =========

    Diluted              $     0.19   $     0.19     $      0.29 $      0.27
                          =========    =========       =========   =========

Weighted average number
 of common shares

    Basic                 1,908,999    2,027,333       1,920,708   2,063,359
                          =========    =========       =========   =========

    Diluted               2,060,727    2,035,560       2,069,912   2,070,741
                          =========    =========       =========   =========


See accompanying notes to condensed consolidated financial statements.

                      JLM COUTURE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED
                         APRIL 30, 2003 and 2002

                                                   2003          2002
                                              -----------    ----------

Cash Flows from Operating Activities
Net income                                    $   593,490    $  548,803
Adjustments to reconcile net income
 to net cash (used in) provided by
 operating activities:
 Depreciation and goodwill amortization            44,585        47,206
 Amortization of deferred compensation             43,125        50,626

 Provision for doubtful accounts
  and trade discounts                              50,000       125,000
 Changes in operating assets and liabilities
   (Increase) in accounts receivable           (1,587,912)   (1,703,215)
    Decrease (increase) in inventories            105,046      (261,786)
    Decrease in prepaid expenses
     and other current assets                     152,958       106,359
   (Increase) decrease in samples                    (542)       43,069
   (Increase) in other assets                     (44,875)            -
    Increase in accounts payable                  630,248       916,599
   (Decrease) in accrued expenses and
     other current liabilities                   (219,203)      (10,045)
   (Decrease) increase in taxes payable          (175,200)      256,000
   (Decrease) in long term liabilities                  -        (8,239)
                                                ---------     ---------

Net cash (used in) provided by
 Operating Activities                            (408,280)      110,377
                                                ---------     ---------

Cash Flows From Investing Activities
 Purchase of property and equipment              (154,822)     (168,930)
 Net payments of notes receivable                  47,875             -
                                               -----------    ----------

Net cash used in Investing Activities            (106,947)     (168,930)
                                               ----------     ---------

Cash Flows from Financing Activities
  Net proceeds from short term borrowing                -       200,000
  Purchase of treasury stock                     (214,261)     (167,266)
                                               ----------     ---------

Net cash (used in) provided by Financing
 Activities                                      (214,261)       32,734
                                               ----------     ---------

Net (decrease) in cash                           (729,488)      (25,819)
Cash, beginning of period                         958,810       204,647
                                               ----------     ---------

Cash, end of period                           $   229,322    $  178,828
                                               ==========     =========

  See accompanying notes to condensed consolidated financial statements.

               JLM COUTURE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                    APRIL 30, 2003 and 2002
                           (Unaudited)





 Supplemental Disclosures of Cash Flow Information;



                                            2003         2002
                                         --------     --------

 Cash paid during the period for:
  Interest                               $  9,360     $ 27,257
                                         ========     ========
  Income taxes                           $520,000     $140,000
                                         ========     ========




See accompanying notes to condensed consolidated financial statements.


              JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation

     The condensed consolidated balance sheet as of April 30, 2003, the condensed consolidated statements of income for the three and six month periods ended April 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six month periods ended April 30, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 2003 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

     The Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and income per common share would have been as follows:


Six months ended April 30,                  2003          2002
----------------------------------------------------------------

Net income - as reported                  $593,490      $548,803

Add: Stock based employee compensation
 expense included in reported net income,
 net of related tax effects                125,132             -

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects     62,063        59,483
----------------------------------------------------------------




               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Six months ended April 30,                  2003          2002
----------------------------------------------------------------

Net income   pro forma                    $656,559      $489,320
================================================================
Basic income per share   as reported      $   0.31      $   0.27
================================================================
Basic income per share   pro forma        $   0.34      $   0.24
================================================================
Diluted income per share   as reported    $   0.29      $   0.27
================================================================
Diluted income per share   pro forma      $   0.32      $   0.24
================================================================



Three months ended April 30,                2003          2002
----------------------------------------------------------------

Net income - as reported                  $392,985      $380,959

Add: Stock based employee compensation
 expense included in reported net income,
 net of related tax effects                125,132             -

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects     20,167             -
-----------------------------------------------------------------


Net income   pro forma                    $497,950      $380,959
================================================================
Basic income per share   as reported      $   0.21      $   0.19
================================================================
Basic income per share   pro forma        $   0.26      $   0.19
================================================================
Diluted income per share   as reported    $   0.19      $   0.19
================================================================
Diluted income per share   pro forma      $   0.24      $   0.19
================================================================


Note 2.   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.

     Inventories consisted of the following:

                           April 30, 2003       October 31, 2002
                           --------------       ----------------

Raw materials               $2,493,539             $2,782,515
Work-in-process                483,301                354,114
Finished Goods                 665,471                610,728
                             ---------              ---------

                            $3,642,311             $3,747,357
                             =========              =========


Raw materials are shown net of $260,000 obsolescence reserve at April 30, 2003 and October 31, 2002.


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

     The Company concluded, as of April 30, 2003, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.

     The following pro-forma information reconciles net income reported for the three month and six month periods ended April 30, 2003 and 2002 to adjusted net income reflecting the adoption of SFAS No. 142.


                          Three Months Ended     Six Months Ended
                               April 30,             April 30,
                           2003         2002       2003      2002
                          -------     -------    -------   -------

Reported net income      $392,985    $380,959   $593,490  $548,803
Addback: Goodwill
 amortization                   -       3,521          -     7,042
Adjusted net income      $392,985    $384,480   $593,490  $555,845

Basic income per share:
 Reported net income         $.21        $.19       $.31      $.27
 Addback: Goodwill
   amortization                 -           -          -         -
 Adjusted net income         $.21        $.19       $.31      $.27

Diluted income per share:
 Reported net income         $.19        $.19       $.29      $.27
 Addback: Goodwill
   and amortization             -           -          -         -
 Adjusted net income         $.19        $.19       $.29      $.27





                JLM COUTURE, INC. AND SUBSIDIARIES



Note 4.   Revolving Line of Credit

     The Company had an available line of credit of up to $500,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At April 30, 2003 and October 31, 2002 the Company had no outstanding balances under the revolving line of credit.


Note 5.   Treasury Stock

     During the six month period ended April 30, 2003 the Company purchased 61,000 shares of Common Stock at a total cost of $214,261. Treasury stock is reflected on the balance sheet as a reduction of shareholder equity.

     Additionally, during the six month period ended April 30, 2003, the Company, in conjunction with its stock repurchase program, repurchased 206,000 stock options from employees for $208,554. These costs were reflected as a charge to income in the current period.


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.


Critical Accounting Policies
----------------------------

     The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our condensed consolidated financial statements.



                     JLM COUTURE, INC. AND SUBSIDIARIES



Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.
                          (Continued)

Allowances for Doubtful Accounts
--------------------------------

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At April 30, 2003 the allowance for doubtful accounts was $501,000 and at October 31, 2002 it was $451,000.


Inventory Valuation
-------------------

     We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At April 30, 2003 and October 31, 2002 we maintained an obsolescence reserve of $260,000.


Impairment of Goodwill
----------------------

     In determining the recoverability of goodwill, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record charges not previously recorded. Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the cost of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first six months of Fiscal 2003 and on an annual basis thereafter. The Company concluded, as of April 30, 2003, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.


Results of Operations
---------------------

     Six months ended April 30, 2003 as compared to six months ended April 30, 2002 and three months ended April 30, 2003 as compared to three months ended April 30, 2002.

  For the first six months of the Company's fiscal year ending October 31,2003 ("Fiscal 2003"), revenues increased to $13,316,517 from $12,108,748, an increase of 10% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales increased to 40.3% from 38.1% as a larger percent of sales was from higher margin products. Net income was $593,490, an increase of 8% from net income of $548,803 in the first six months of Fiscal 2002. The increase in net income, due to the increase in sales, was tempered by a pre-tax expense of $208,554 for the repurchase of stock options from employees. Per share earnings for the current six months was $0.31 per basic share and $0.29 per diluted share as compared to $0.27 a basic and diluted share a year ago. Selling, general and administrative expenses as a percentage of sales increased to 32.5% of sales as compared to 30.2% in fiscal 2002 largely due to the expense relating to the payment made to cancel certain stock options.

  For the quarter ended April 30, 2003, revenues increased to $7,834,684 from $7,608,472, an increase of 3% over the same period a year ago. Gross profit as a percentage of sales increased to 39.8% from 36.8% as a larger percent of sales was from higher margin products. Net income was $392,985, an increase of 3% from net income of $380,959 in the second quarter of Fiscal 2002. The increase in net income, due to the increase in sales and gross margin, was tempered by a pre-tax expense of $208,554 for the repurchase of stock options from employees. Per share earnings for the current quarter was $0.21 per basic share and $0.19 per diluted share as compared to $ 0.19 a basic and diluted share a year ago. Selling, general and administrative expenses as a percentage of sales increased to 31.1% of sales as compared to 28% in Fiscal 2002 largely due to the expense relating to the payment made to cancel certain stock options.


Liquidity and Capital Resources
------------------------------

  The Company's working capital increased to $7,118,030 at April
30, 2003 from $6,803,455 at October 31, 2002. The Company's current ratio decreased to 4.1 to 1 at April 30, 2003 from 4.4 to 1 at October 31,2002.

  During the six months ended April 30, 2003, the Company used
$408,280 in operations as compared to being provided $110,377 of cash in the year earlier as the Company was more prompt with payments to vendors in the current period. The Company also made $520,000 in tax payments in the current period as compared to $140,000 last year. The Company used $106,947 in investing activities in the current year compared to $168,930 a year earlier. The Company used $214,261 in financing activities during the six months ended April 30, 2003 as compared being provided $32,734 a year earlier. Last year the Company borrowed funds during the six months ended April
30, 2002 as compared to this year.

  On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at April 30, 2003 and October 31, 2002 was $271,500 and $319,375 respectively. The annual principal payment of $45,000 due on December 22, 2002 was paid.

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

  3.2 The Company's By-Laws are incorporated by reference to Exhibit 3.03 of Registration Statement No. 33-
            10278 NY filed on Form S-18 ("Form S-18").

  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.

  99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.


(b)    Reports on Form 8-K.

 None.


                             SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               JLM COUTURE, INC.,
                               Registrant



Dated: June 19, 2003          By:/s/Joseph L. Murphy
                                 ---------------------
                                 Joseph L. Murphy
                                 President (Authorized officer
                                 and Principal Financial
                                 Officer)







                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




 I, Joseph L. Murphy, certify that:

  1.   I have reviewed this quarterly report on Form 10-
QSB of JLM Couture, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3.   Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a)     designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)     evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the
"Evaluation Date"); and

       (c)     presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 19, 2003

                                /s/Joseph L. Murphy
                                Name:  Joseph L. Murphy
                                Title: Chief Executive Officer
                                      (Principal Executive Officer)





                  CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002




 I, Jerrold Walkenfeld, certify that:

  1.   I have reviewed this quarterly report on Form 10-
QSB of JLM Couture, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  3.   Based on my knowledge, the financial
statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a)     designed such disclosure controls and
procedures to ensure that material information relating to the registrant, including its condensed consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)     evaluated the effectiveness of the
registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the
"Evaluation Date"); and

       (c)     presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 19, 2003


                          /s/Jerrold Walkenfeld
                          -----------------------------
                          Name:  Jerrold Walkenfeld
                          Title: Principal Accounting Officer
                          (Principal Financial Officer)