Form 10QSB
period 2003-07-31
JLM COUTURE INC
filed 2003-09-19
CIK 806384

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003
                                                    -------------
                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM                 TO
          ---------------    ---------------

Commission file number 0-19000
                       -------


                      JLM COUTURE, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                  13-3337553
-------------------------------           -----------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)            Identification No.)

         225 West 37th Street, New York, New York 10018
-----------------------------------------------------------------
             (Address of Principal Executive Offices)

                         (212) 921-7058
-----------------------------------------------------------------
                    Issuer's telephone number

-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

As of September 18, 2003, there were 1,909,105 shares of common stock, par value $.0002 per share, outstanding.

Transitional small business disclosure format (check one)

Yes [   ]      No [ X ]



                          Page 1 of 17.

             The Exhibit Index is located on Page 16.





                        JLM COUTURE, INC.



                              INDEX



                                                             Page
                                                             ----
Part I.  Financial Information:


  Item 1.  Condensed Consolidated Financial Statements.


     Condensed Consolidated Balance Sheets at July 31,
       2003 and October 31, 2002                              3-4


     Condensed Consolidated Statements of Income for the
       three and nine months ended July 31, 2003 and 2002       5


     Condensed Consolidated Statements of Cash Flows for the
       nine months ended July 31, 2003 and 2002               6-7


     Notes to Condensed Consolidated Financial Statements    8-11


  Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operation.        12-14


  Item 3. Controls and Procedures                              15


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                    16


     Signature                                                 17





                     PART I. FINANCIAL INFORMATION

                   JLM COUTURE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                               ASSETS



                                            July 31,     October 31,
                                              2003          2002
                                           ----------    ----------
                                           (Unaudited)
Current assets:
 Cash and cash equivalents                $   422,384    $  958,810
 Accounts receivable, net of allowances
  for doubtful accounts and trade
  discounts - $501,000 at July 31,
  2003 and $451,000 at October 31, 2002     5,277,140     3,596,205
 Inventories                                4,015,382     3,747,357
 Prepaid expenses and other current
  assets                                      293,717       531,712
                                           ----------     ---------
    Total current assets                   10,008,623     8,834,084

Equipment and leasehold improvements
 net of accumulated depreciation and
 amortization of $482,578 at July 31,
 2003 and $412,053 at October 31, 2002        594,509       460,264

Goodwill                                      211,272       211,272

Samples, net of accumulated amortization
 of $266,960 at July 31, 2003 and
 $132,493 at October 31, 2002                 187,959       261,037

Other assets                                   94,415        49,540
                                           ----------     ---------
                                          $11,096,778    $9,816,197
                                           ==========     =========



See accompanying notes to condensed consolidated financial statements.



                 JLM COUTURE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND SHAREHOLDERS' EQUITY


                                           July 31,     October 31,
                                             2003          2002
                                          ----------    ----------
                                          (Unaudited)
Current liabilities
  Accounts payable                       $ 1,516,952    $1,014,241
  Accrued expenses and
    other current liabilities                649,648       786,099
  Deferred income taxes                            -        73,000
  Income taxes payable                       175,089       157,289
                                          ----------     ---------
  Total current liabilities                2,341,689     2,030,629

Deferred income taxes                        664,000       664,000
                                          ----------     ---------
Total liabilities                          3,005,689     2,694,629
                                          ----------     ---------
Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding - none

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,330,530 at July 31, 2003
  and 2,330,530 at October 31, 2002;
  Outstanding 1,903,360 at July 31,
  2003 and 1,964,360 at October 31, 2002         465           465
  Additional paid-in capital               3,653,642     3,653,642
 Retained earnings                         6,146,823     5,072,228
                                          ----------     ---------
                                           9,800,930     8,726,335
  Less:  Deferred compensation              (270,313)     (335,000)
         Notes receivable and accrued
           interest                         (320,765)     (365,265)
         Treasury stock at cost:
          427,170 shares at July 31,
          2003 and 366,170 at October
          31, 2002                        (1,118,763)     (904,502)
                                          ----------     ---------
      Total shareholders' equity           8,091,089     7,121,568
                                          ----------     ---------
                                         $11,096,778    $9,816,197
                                          ==========     =========

See accompanying notes to condensed consolidated financial statements.




                    JLM COUTURE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002
                                (Unaudited)

                         THREE MONTHS ENDED         NINE MONTHS ENDED
                              JULY 31,                   JULY 31,
                         2003          2002          2003          2002
                      ----------    ----------   -----------   -----------
Net sales             $7,615,995    $7,521,046   $20,932,512   $19,629,794

Cost of goods sold     4,531,231     4,624,529    12,485,706    12,117,569
                       ---------     ---------    ----------    ----------
Gross profit           3,084,764     2,896,517     8,446,806     7,512,225

Selling, general and
 administrative
 expenses              2,233,526     2,047,797     6,561,076     5,704,688
                       ---------     ---------    ----------    ----------
Operating income         851,238       848,720     1,885,730     1,807,537

Interest Income
 (expense), net             (133)       (3,151)        3,865       (13,165)
                       ---------     ---------    ----------    ----------
Income before provision
 for income taxes        851,105       845,569     1,889,595     1,794,372

Provision for income
 taxes                   370,000       370,000       815,000       770,000
                       ---------     ---------    ----------    ----------
Net income            $  481,105    $  475,569   $ 1,074,595   $ 1,024,372
                       =========     =========    ==========    ==========
Net income per weighted
 average number of common
 shares

Basic                 $     0.25    $     0.23   $      0.56   $      0.50
                       =========     =========    ==========    ==========
Diluted               $     0.24    $     0.23   $      0.53   $      0.49
                       =========     =========    ==========    ==========
Weighted average number
 of common shares

Basic                  1,905,733     2,026,982     1,915,611     2,051,100
                       =========     =========    ==========    ==========
Diluted                1,977,293     2,080,560     2,028,270     2,073,881
                       =========     =========    ==========    ==========


  See accompanying notes to condensed consolidated financial statements.




                   JLM COUTURE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED
                        JULY 31, 2003 AND 2002

                                                     NINE MONTHS ENDED
                                                          JULY 31,
                                                     2003          2002
                                                  ----------   ----------
Cash Flows from Operating Activities
Net income                                       $ 1,074,595  $ 1,024,372
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
 Depreciation and goodwill amortization               70,525       72,510
 Amortization of deferred compensation                64,687       70,312
 Provision for doubtful accounts and
  trade discounts                                     50,000      125,000
 Changes in operating assets and liabilities
    Increase in accounts receivable               (1,730,935)  (1,528,226)
    Increase in inventories                         (268,025)    (320,249)
    Decrease in prepaid expenses
     and other current assets                        237,995      144,812
    Decrease in samples                               73,078       39,681
    Increase in other assets                         (44,875)           -
    Increase in accounts payable                     502,711      403,450
    (Decrease) increase in accrued expenses
     and other current liabilities                  (136,451)     524,034
    (Decrease) increase in taxes payable             (55,200)     430,000
    Decrease in long term liabilities                      -       (8,239)
                                                  ----------   ----------
Net cash (used in ) provided by
 Operating Activities                               (161,895)     977,457
                                                  ----------   ----------
Cash Flows From Investing Activities
 Purchase of property and equipment                 (204,770)    (222,518)

 Net payments of notes receivable                     44,500       35,890
                                                  ----------   ----------
Net Cash used in Investing Activities               (160,270)    (186,628)
                                                  ----------   ----------
Cash Flows from Financing Activities
 Net (reductions) proceeds from short term
  borrowing                                                -     (450,000)
 Purchase of treasury stock                         (214,261)    (204,281)
                                                  ----------   ----------
Cash used in Financing Activities                   (214,261)    (654,281)
                                                  ----------   ----------
Net increase (decrease) in cash                     (536,426)     136,548
Cash, beginning of period                            958,810      204,647
                                                  ----------   ----------
Cash, end of period                              $   422,384  $   341,195
                                                  ==========   ==========


  See accompanying notes to condensed consolidated financial statements.



               JLM COUTURE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED
                     JULY 31, 2003 AND 2002
                           (Unaudited)




 Supplemental Disclosures of Cash Flow Information:


                                           2003          2002
                                         -------        -------
 Cash paid during the year for:
  Interest                              $ 12,264       $ 33,958
                                         =======        =======
  Income taxes                          $870,000       $340,000
                                         =======        =======



See accompanying notes to condensed consolidated financial statements.




               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

Note 1.    Basis of Presentation

     The condensed consolidated balance sheet as of July 31, 2003, the condensed consolidated statements of income for the three and nine month periods ended July 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine month periods ended July 31, 2003 and 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2003 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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


Nine months ended July 31,                  2003          2002
-----------------------------------------------------------------
Net income - as reported                 $1,074,595    $1,024,372

Add: Stock based employee compensation
 expense included in reported net income,
 net of related tax effects                 125,132        -

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects      62,063        59,483
-----------------------------------------------------------------



Nine months ended July 31,                  2003          2002
-----------------------------------------------------------------

Net income   pro forma                    $1,137,664    $964,889
=================================================================
Basic income per share   as reported      $0.56         $0.50
=================================================================
Basic income per share   pro forma        $0.59         $0.47
=================================================================
Diluted income per share   as reported    $0.53         $0.49
=================================================================
Diluted income per share   pro forma      $0.56         $0.46
=================================================================

Three months ended July 31,                 2003          2002
-----------------------------------------------------------------

Net income - as reported                  $481,105      $475,569

Add: Stock based employee compensation
 expense included in reported net income,
 net of related tax effects                   -             -

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects       -             -
-----------------------------------------------------------------
Net income   pro forma                    $481,105      $475,569
=================================================================
Basic income per share   as reported      $0.25         $0.23
=================================================================
Basic income per share   pro forma        $0.25         $0.23
=================================================================
Diluted income per share   as reported    $0.24         $0.23
=================================================================
Diluted income per share   pro forma      $0.24         $0.23
=================================================================


Note 2.   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.


     Inventories consisted of the following:


                           July 31, 2003       October 31, 2002
                           -------------       ----------------

Raw materials               $2,986,908             $2,782,515
Work-in-process                544,167                354,114
Finished Goods                 484,307                610,728
                             ---------              ---------
                            $4,015,382             $3,747,357
                             =========              =========


     Raw materials are shown net of $260,000 obsolescence reserve at July 31, 2003 and October 31, 2002.


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

     The Company concluded, as of July 31, 2003, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.

     The following pro-forma information reconciles net income reported for the three month and nine month periods ended July 31, 2003 and 2002 to adjusted net income reflecting the adoption of SFAS No. 142.


                          Three Months Ended   Nine Months Ended
                               July 31,             July 31,
                           2003       2002      2003      2002
                          -------   -------   ---------  ---------

Reported net income      $481,105  $475,569  $1,074,595 $1,024,372
Addback: Goodwill
 amortization                   -     3,521           -     10,563
Adjusted net income      $481,105  $479,090  $1,074,595 $1,034,935

Basic income per share:
 Reported net income         0.25      0.23        0.56       0.50
 Addback: Goodwill
   amortization                 -      0.01           -          -
 Adjusted net income         0.25      0.24        0.56       0.50

Diluted income per share:
 Reported net income         0.24      0.23        0.53       0.49
 Addback: Goodwill
   and amortization             -         -           -       0.01
Adjusted net income          0.24      0.23        0.53       0.50




Note 4.   Revolving Line of Credit

     The Company had an available line of credit of up to $500,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At July 31, 2003 and October 31, 2002 the Company had no outstanding balances under the revolving line of credit.


Note 5.   Treasury Stock

     During the nine month period ended July 31, 2003 the Company purchased 61,000 shares of Common Stock at a total cost of $214,261. Treasury stock is reflected on the balance sheet as a reduction of shareholder equity.

     Additionally, during the nine month period ended July 31, 2003, the Company, in conjunction with its stock repurchase program, repurchased 206,000 stock options from employees for $208,554.

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


Allowances for Doubtful Accounts

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At July
31, 2003 the allowance for doubtful accounts was $501,000 and at October 31, 2002 it was $451,000.


Inventory Valuation

     We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At July 31, 2003 and October 31, 2002 we maintained an obsolescence reserve of $260,000.


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


Results of Operations


     Nine months ended July 31, 2003 as compared to nine months ended July 31, 2002 and three months ended July 31, 2003 as compared to three months ended July 31, 2002.

     For the first nine months of the Company's fiscal year ending October 31, 2003 ("Fiscal 2003"), revenues increased to $20,932,512 from $19,629,794, an increase of 6.6% over the same period a year ago. This increase was due to increased market penetration of the Company's products. Gross profit as a percentage of sales increased to 40.4% from 38.3% as a larger percentage of sales were from higher margin products. Net income for the current nine month period was $1,074,595 an increase of 4.9% from net income of $1,024,372 in the first nine months of Fiscal 2002. The increase in net income, due to the increase in sales, was tempered by a pre-tax expense of $208,554 for the repurchase of stock options from employees. Per share earnings for this period was $.56 per basic share and $.53 per diluted share, as compared to $0.50 per basic $0.49 per diluted share a year ago. Selling, general and administrative expenses as a percentage of sales increased to 31.3% of sales as compared to 29.1% largely due to the expense relating to the payment made to cancel certain stock options.

     For the quarter ended July 31, 2003 ("3Q FY2003"), revenues increased to $7,615,995 from $7,521,046, an increase of 1.3% over the same period a year ago. Gross profit as a percentage of sales rose to 40.5% from 38.5% as a larger percentage of sales were from higher margin products. In the current quarter net income was $481,105 an increase of 1.2% from net income of $475,569 in the third quarter of Fiscal 2002. Per share earnings for 3Q FY2003 were $0.25 per basic and $0.24 per diluted share, as compared to $0.23 per basic and diluted share a year ago. Selling, general and administrative expenses as a percentage of sales increased to 29.3% of sales as compared to 27.2%, largely due to increased costs related to the expansion of the Company's facilities.


Liquidity and Capital Resources

     The Company's working capital increased to $7,666,934 at July 31, 2003 from $6,803,455 at October 31, 2002. The Company's current ratio decreased to 4.3 to 1 at July 31, 2003 from 4.4 to 1 at October 31, 2002.

     During the nine months ended July 31, 2003, the Company used $161,895 of cash from operating activities, as compared to providing $997,457 during the year earlier period as the Company was more prompt with payments to vendors in the current period. The Company used $160,270 of cash in investing activities in the current year compared to using $186,628 cash a year ago. The Company used $214,261 of cash from financing activities during the nine months ended July 31, 2003 as compared to using $654,281 a year earlier, as the Company reduced its debt by $450,000 a year ago.

     On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at July 31, 2003 and October 31, 2002 was $274,875 and $319,375 respectively.


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


Item 3.     Controls and Procedures.

  The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

  The Company's Chief Executive Officer and Principal Accounting Officer(its principal executive officer and principal accounting officer, respectively) have evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.





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

  3.2 The Company's By-Laws are incorporated by reference to Exhibit 3.03 of Registration Statement No. 33-
            10278 NY filed on Form S-18 ("Form S-18").

  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.

  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.


(b)    Reports on Form 8-K.
       -------------------

  On June 23, 2003, the Company filed a current report on Form
8-K to report the Company's announcement of its earnings for the second quarter of its fiscal year ending October 31, 2003.




                          SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                JLM COUTURE, INC.
                                Registrant



                                By:/s/Joseph L. Murphy
                                   ---------------------------
                                   Joseph L. Murphy, President
                                   (Duly authorized officer)

Dated: September 17, 2003