Form 10-K
period 2003-10-31
JLM COUTURE INC
filed 2004-02-10
CIK 806384

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to            .
                              -------------  ------------

Commission File No.: 0-19000
                     --------


             JLM COUTURE, INC.
---------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                               13-3337553
---------------------------------------------------------
(State or other jurisdiction         (IRS Employer
of incorporation or
organization)                         Identification No.)


225 West 37th Street, 5th Floor, New York, NY 10018
---------------------------------------------------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (212) 921-7058
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           -------

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.0002 per share
--------------------------------------------------------------
(Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer:
Yes [ ]   No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the Common Stock on January 16, 2004 as reported by NASDAQ) was approximately $5,051,336.96.

As of October 31, 2003 the issuer had 1,912,694 shares of Common Stock, par value $.0002 per share outstanding.

The Proxy Statement of the registrant to be filed on or before February 28, 2004 is incorporated herein by reference.



TABLE OF CONTENTS

PART I                                                 PAGE
                                                     --------

Item 1. Business.                                       3

Item 2. Properties.                                     6

Item 3. Legal Proceedings.                              7

Item 4. Submission of Matters to a Vote of              7
        Security Holders.

PART II

Item 5. Market for Registrant's Common Equity and       8
        Related Stockholder Matters.

Item 6. Selected Financial Data.                       12

Item 7. Management's Discussion and Analysis of        13
        Financial Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures      17
         About Market Risk.

Item 8. Financial Statements and Supplementary Data.   17

Item 9. Changes in and Disagreements with Accountants  17
on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.                      17

PART III

Incorporated by reference to the Proxy Statement       18
of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2004.

PART IV

Item 10. Exhibits, Financial Statement Schedules and   19
         Reports on Form 8-K.

Signatures                                             21





DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding the Company's financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When this report contains words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," the Company is making forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to the Company on the date hereof, but the Company cannot assure anyone that these assumptions and expectations will prove to have been correct or that it will take any action that it may presently be planning. The Company has disclosed certain important factors that could cause the Company's actual results to differ materially from its current expectations elsewhere in this report. The reader should understand that forward-looking statements made in this report are necessarily qualified by these factors. The Company is not undertaking to publicly update or revise any forward-looking statement if the Company obtains new information or upon the occurrence of future events or otherwise.


PART I

Item 1. Business.

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

Business. The Company operates primarily in one business segment: the design, manufacture and distribution of bridal gowns, veils and bridesmaid gowns. For financial information relating to the Company's business segment, please refer to the Financial Statements contained elsewhere herein.

The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items (the "Jim Hjelm," "Lazaro" and "Alvina Valenta" lines) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The
Company's designs reflect its emphasis on quality and design originality. Wholesale prices for the Company's bridesmaid and bridal gowns range from $90 to $150 and $500 to $3,000, respectively, with suggested retail prices ranging from $180 to $300 for bridesmaid gowns and $1,000 to $6,000 for bridal gowns.

The Company also produces a line of less expensive bridal gowns called "Visions", which is styled similarly to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $395 to $600 and the retail prices range from $800 to $1,200.

The Company manufactures its products at both its own facilities and through hiring independent contractors. The Company uses its best efforts to maintain quality control over its independent contractors and supplies these contractors with cut pattern pieces. There are generally no written agreements between the Company and these contractors, enabling the Company to utilize each contractor on an as-needed basis. The Company also performs custom alterations on its basic designs at a customer's request. The Company generally charges the customer for custom alterations.

The Company utilizes bridal boutiques or bridal departments in women's clothing and department stores to market its gowns. During its fiscal year ended October 31, 2003 ("Fiscal 2003"), October 31, 2002 ("Fiscal 2002") and October 31, 2001 ("Fiscal 2001"), no customer accounted for more than ten percent (10%) of the Company's sales.

The Company's lines of gowns for each season are typically introduced at fashion shows held at the Company's showroom. The Company also displays its products at regional markets. Additionally, new collections are often featured at "trunk shows", which are fashion shows held at a retail customer's store, and which may include a personal appearance by the designer. These trunk shows are generally supported with local advertising paid for by the local retail customer.

Jim Hjelm, the eponymous bridal wear designer who co-founded the company with Mr. Joseph L. Murphy in 1986, occasionally represents the Company at trunk shows and during the Company's in-house fashion shows.

Other designers of the Company's products include Lazaro Perez
(who designs under the name Lazaro) and Victoria McMillan. Lazaro's designs enabled the Company to diversify and add depth to its product lines. In both 1997 and 1999 Lazaro was awarded the Distinctive Excellence in Bridal Industry (DEBI) Award in the category of Style Innovator for bridal gowns.

Ms. McMillan designs the Company's Alvina Valenta line of upscale wedding gowns which was acquired by the Company in 1997. Ms. McMillan has been the designer for Alvina since 1989.

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

The Company advertises its products in periodicals and other publications dealing with the bridal industry in advance of and during each bridal season. The Company's dresses have been advertised in Bride's and Your New Home, Modern Bride, Martha Stewart, Weddings, and Elegant Bride magazines. This advertising is directed toward displaying the Company's products in a manner that enhances the general perception of the quality of the Company's gowns and the Company's reputation.

The primary raw materials necessary for the Company's business are quality fabrics, such as silks, taffetas and laces.
The Company maintains a minimum inventory of these raw materials.
The Company obtains its raw materials domestically and from overseas. Generally, the Company has been able to obtain necessary materials relatively easily.

Although the bridal industry is seasonal, with showings to retail buyers in advance of the Spring and Fall seasons, the Company's business has only experienced slight seasonal fluctuations, with a slight decrease in its fourth quarter.

The bridal wear industry is highly competitive. In marketing its bridalwear and bridesmaid gowns, the Company competes directly with the numerous domestic and foreign bridal houses. In its marketing efforts, the Company emphasizes the couture quality of its products and the public recognition of its trademarks Jim Hjelm, Lazaro, and Alvina Valenta. In management's view, the ability of the Company to continue to successfully compete is dependent upon the continued development and maintenance of a line of high quality and fashionable bridal wear. Equally important is the continued enhancement of the images of the Jim Hjelm, Lazaro and Alvina Valenta designer labels.

In an effort to establish a presence in Europe, the Company retains a sales representative located in England to market its Occasions and Lazaro bridesmaid's gowns to the European community. Sales from this operation comprised approximately
3% in each of the last three fiscal years.

As of January 31, 2004 and January 31, 2003 the Company's backlog of firm orders was approximately $4,500,000 and $5,000,000, respectively. This backlog is comprised of the normal delay between receipt of an order and the manufacture of the order. All orders were delivered or expect to be completed within the applicable fiscal year.

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


ITEM 2. Property.

The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center", which area is primarily devoted to garment manufacturers and other business tenants. The premises are occupied pursuant to two leases with an unaffiliated party, both of which expire on February 28, 2013. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also leases space at 525 Seventh Avenue under a lease terminating February 28, 2012 with an unaffiliated party. This space is utilized to display the Company's products to buyers and for marketing activities.


ITEM 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.


ITEM 4. Submission of Matters to a Vote of Security Holders.

On October 28, 2003, the Company held its Annual Meeting of Shareholders (the "Meeting"). The Company solicited proxies for the meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Act"); each of the Company's nominees for director was elected and there was no solicitation in opposition to management's state of nominees. Messrs. Daniel Sullivan and Keith Cannon were elected to serve as two Class II directors until the 2006 Annual Meeting of Stockholders and until their successors are elected and qualify.

Messrs. Joseph L. Murphy and Joseph E. O'Grady, the
Company's other two directors, terms of office continue until 2004 and 2005, respectively.

The shareholders also voted on proposals to approve the adoption of the Company's 2003 Stock Incentive Plan and to ratify the appointment of Goldstein Golub Kessler LLP as the Company's independent auditors for its fiscal year ended October 31, 2003.
The following table sets forth the results of each vote:




                    Affirmative  Negative              Broker
Proposal            Votes        Votes     Abstention  Non Votes
-------------       -----------  --------  ----------  ---------

Approval of 2003    1,009,002    64,932     2,449       769,701
Stock Incentive
Plan


Ratification of     1,836,935       634      2,466            -
the appointment
of Goldstein Golub
Kessler LLP as the
Company's independent
Auditors for its
fiscal year ended
October 31, 2003




PART II


ITEM 5. Market for the Company's Common Equity and Related
Stockholder Matters and Issuer Purchases of Equity
Securities.

(a) Market Information. The Common Stock of the Company
(the "Common Stock") is traded on the Nasdaq Small Cap Market.

The following table sets forth, for the Company's last two fiscal years, the range of high and low bid quotations for its Common Stock. The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not necessarily represent actual transactions.


Price range of Common Stock
Quarter Ended                  High Bid    Low Bid
-------------                  --------    -------

Fiscal 2003
-----------

January 31, 2003                 $4.41      $2.96
April 30, 2003                    7.18       3.53
July 31, 2003                     8.81       5.14
October 31, 2003                  7.60       4.69



Price range of Common Stock
Quarter Ended                   High Bid    Low Bid
-------------                   --------    -------

Fiscal 2002
-----------

January 31, 2002                 $2.38       $1.86
April 30, 2002                    2.40        2.01
July 31, 2002                     3.75        2.13
October 31, 2002                  3.70        2.30



On February 3, 2004, the closing bid and ask prices in the Over-the-Counter market for the Common Stock as reported by Nasdaq were $4.61 and $4.84, respectively.

(b) Holders. As of February 3, 2004, there were approximately 132 holders of record of the Common Stock. The
Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" names.

(c) Dividends. No cash dividends have been paid on the Common Stock for the past two fiscal years, and the Company does not anticipate paying cash dividends in the foreseeable future.


(d) Securities Authorized for Issuance Under Equity
Compensation Plans.


The following table provides information as of October 31, 2003 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information


--------------------------------------------------------------------------
                      (a)                        (b)               (c)
--------------------------------------------------------------------------
Plan category    Number of               Weighted-average     Number of
                 Securities to           exercise price of    securities
                 be issued               outstanding          remaining
                 upon exercise           options, warrants    available for
                 of outstanding          and rights           future issuance
                 options, warrants                            under equity
                 and rights                                   compensation
                                                              plans (excluding
                                                              securities
                                                              reflected in
                                                              column (a))
--------------------------------------------------------------------------
Equity
compensation
plans approved
by security
holders           64,000                     $2.64             180,000
--------------------------------------------------------------------------
Equity
compensation
plans not
approved
by security
holders           140,000                     $2.05                  0
--------------------------------------------------------------------------
Total             204,000                     $2.22             180,000
--------------------------------------------------------------------------



Issuer Purchases of Equity Securities.


Period               (a) Total     (b) Average    (c) Total     (d) Maximum
                         Number        Price Paid     Number        Number
                         Of Shares     per share      of Shares    (or App-
                        (or Units)    (or Unit)      (or Units)     roximate
                         Purchased                    Purchased     Dollar
                                                      as part of    Value) of
                                                      Publicly      Shares (or
                                                      Announced     Units)
                                                      Plans or      that may
                                                      Programs      yet be
                                                                    purchased
                                                                    under the
                                                                    Plans or
                                                                    Programs
-------------------------------------------------------------------------------

August 1, to
August 31, 2003                -            -               -             -



September 1, to
September 30, 2003             -             -              -              -



October 1 to
October 31, 2003                -             -              -             -



Total                           -             -              -             -

-----------------------------------------------------------------------------------



ITEM 6. Selected Financial Data


The financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the related notes included elsewhere in this Form 10-K.


                       Consolidated Statement Of Operations Data
                                  (000's omitted)


                                     Year Ended October 31,
                            ------------------------------------------
                              1999     2000     2001    2002     2003
                             ------   ------   ------  ------   ------
Net sales                   18,098    20,032   21,420  24,702   26,041

Net income                     880       749      666   1,109      808

Net income per common share
(diluted)                       .43      .36      .34     .53      .40

Weighted average number
 of shares
 Outstanding (diluted)        2,055     2,057    1,986  2,099    1,996

Dividends                         -         -        -      -        -



                                Consolidated Balance Sheet Data
                                     (000's omitted)


                                         At October 31,
                         ---------------------------------------------
                              1999      2000     2001    2002     2003
                             ------    ------   ------  ------   ------
Working capital             4,283      4,867     6,092   6,803   7,210

Total assets                7,633      8,755     8,739   9,816  10,551

Long-term debt                 48         34          8      -       -

Shareholder's equity        5,135      5,725      6,228   7,122   7,825





ITEM 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Disclosure Regarding Forward Looking Statements

The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this Form 10-K. In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward looking statements that involves risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The Company's actual results could differ materially from management's current expectations.


Results of Operations - Fiscal 2003 as Compared to Fiscal 2002.

For Fiscal 2003, revenues were $26,041,407 as compared to $24,701,566 in Fiscal 2002, an increase of $1,339,841 or 5%.
This increase was due to increased market penetration of the Company's products.

The Company's gross profit margin decreased in Fiscal 2003 to 40.5% from 43.2% in Fiscal 2002. The Company attributes the decrease in its gross profit margin to higher production costs including costs associated with the development of new product lines as well as additional occupancy costs incurred in 2003 as the Company expanded its production facility.

Selling, general and administrative ("SG&A") expenses increased to 35.2% of net sales in Fiscal 2003 as compared to 34.8% of sales in Fiscal 2002. The increase was a result of the Company's increased promotional activity.

The Company generated net income of $807,752, or $0.42 per share-basic and $0.40 per share-diluted for Fiscal 2003 as compared to net income of $1,109,133, or $0.54 per share-basic and $0.53 per share-diluted for Fiscal 2002.


Results of Operations - Fiscal 2002 as Compared to Fiscal 2001.

For Fiscal 2002, revenues were $24,701,566 as compared to $21,420,342 in Fiscal 2001, an increase of $3,281,224 or 15.3%.
This increase was due to increased market penetration of the Company's products.

The Company's gross profit margin increased in Fiscal 2002 to 43.2% from 42.2% in Fiscal 2001. The Company attributes the increase in its gross profit margin to better costs controls.

Selling, general and administrative ("SG&A") expenses decreased to 34.8% of net sales in Fiscal 2002 as compared to 36.6% of sales in Fiscal 2001. The decrease was a result of the company's efforts to control costs. Advertising costs as well as costs associates with its European operations were better controlled in fiscal 2002.

The Company generated net income of $1,109,133, or $.54 per share-basic and $.53 per share-diluted for Fiscal 2002 as compared to net income of $666,363, or $0.34 per share basic and diluted for Fiscal 2001.


Liquidity and Capital Resources

The Company's working capital increased to $7,210,049 at October 31, 2003 from $6,803,455 at October 31, 2002, an increase of $406,594. The Company's current ratio was 4.4 to 1 at October
31, 2003 and 2002.

During Fiscal 2003, net cash provided by the Company's operating activities was $742,192 as compared to cash provided by operating activities of $1,841,085 in Fiscal 2002. The decrease was primarily due to the decrease in net income as well as an increase in inventory. Additionally, certain expenses, including taxes, incurred in Fiscal 2002 were not payable until the Company's fiscal year ending October 31, 2003.

Cash used in investing activities in Fiscal 2003 was $320,373 as compared to $341,149 in Fiscal 2002, as the Company incurred costs in 2002 associated with the relocation of its showroom and in 2003 associated with the expansion of its production facility.

Cash used in financing activities in Fiscal 2003 was $161,566 as compared to $745,773 in Fiscal 2002. This was primarily a result of the Company paying off its revolving credit loan in 2002 as well as repurchasing less treasury stock in 2003 as compared to 2002.

The Company's working capital increased to $6,803,455 at October 31, 2002 from $6,091,587 at October 31, 2001, an increase of $711,868. The Company's current ratio was 4.4 to 1 at October 31, 2002 as compared to 4.2 to 1 at October 31, 2001.
During Fiscal 2002, net cash provided by the Company's operating activities was $1,841,085 as compared to cash provided by operating activities of $272,298 in Fiscal 2001. The increase was primarily due to the increase in net income. Additionally, certain expenses, including taxes, incurred in Fiscal 2002 were not payable until Fiscal 2003.

Cash used in investing activities in Fiscal 2002 was $341,149 as compared to $40,356 in Fiscal 2001, as the Company incurred cost associated with its relocation of its showroom.

Cash used in financial activities in Fiscal 2002 was $745,773 as compared to $182,629 in Fiscal 2001. This was primarily a result of the Company eliminating its revolving credit borrowings in Fiscal 2002 of $1,250,000 as well as increased purchases of treasury stock.

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


Critical Accounting Policies

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. Management bases its estimates on historical experience, its knowledge of economic and market factors and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of the Company's consolidated financial statements.


Allowances for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for losses that it estimates will arise from its customers inability to make required payments. Management makes its estimates of the uncollectability of its accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2003 the allowance for doubtful accounts was $301,000 and at October 31, 2002 it was $326,000.


Inventory Valuation

Management regularly assesses the valuation of the Company's inventories and writes down those inventories which are obsolete or in excess of management forecasted usage to their estimated realizable value. Management estimates of realizable value are based upon its analyses, and assumptions include, but are not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than forecasts, or actual demand from customers is lower than management estimates, the Company may be required to record additional inventory write-downs. If demand is higher than expected, the Company may sell its inventories that had previously been written down. At October 31, 2003 and 2002 the Company maintained an obsolescence reserve of $150,000 and $260,000 respectively.


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


ITEM 7A. Quantitative and Qualitative Disclosures about Market
         Risk.

Not Applicable.


ITEM 8. Financial Statements and Supplementary Data.

The financial statements listed below are included on pages
F-1 through F-26 following the signature page.


Title of Document                                Page
-----------------                                ----


Report of Independent Public Accountants         F-1

Consolidated Balance Sheets as of October 31,
2003 and 2002                                    F-2 - F-3

Consolidated Statements of Income for the
Years Ended October 31, 2003, 2002 and 2001      F-4

Consolidated Statements of Shareholders' Equity
for the Years Ended October 31, 2003, 2002
and 2001                                         F-5 - F-6

Consolidated Statements of Cash Flows for the
Years Ended October 31, 2003, 2002 and 2001      F-7 - F-8

Notes to Consolidated Financial Statements       F-9 - F-26



ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.


ITEM 9A. Controls and Procedures.


The Company maintains "disclosure controls and procedures", as such term is defined in Rules 13a-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Principal
Accounting Officer (its principal executive officer and principal accounting officer, respectively) have evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.


PART III


The information required by Items 10, 11, 12, 13 and 14 of this Part will be incorporated by reference to the Proxy
Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2004.



PART IV


ITEM 10. Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) Financial Statement Schedules

(b) Reports on Form 8-K.    None.

(c) Exhibits

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

3.2 The Company's By-Laws are incorporated by reference to Exhibit 3.03 of Registration Statement No. 33-
          10278 NY filed on Form S-18 ("Form S-18").

4.1       Form of First Amended and Restated 1996 Stock
          Option Plan, Incorporated by reference to Exhibit
          99 of Registration Statement No. 333-56434 filed on
          Form S-8.

4.2       Form of 2003 Stock Incentive Plan, as amended.

10.1      Security Agreement between Israel Discount Bank of
          New York and JLM Couture, Inc. dated March 1998 incorporated by reference to Exhibit 10.3 of the 1998 Form 10-KSB.

10.2 Pledge Agreement dated as of December 22, 1998 between Joseph L. Murphy and the Company incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 31, 1999 (the "1999 10-
          KSB").

10.3      Subscription Agreement dated as of December 22,
          1998 between Joseph L. Murphy and the Company incorporated by reference to Exhibit 10.6 to the 1999 10-KSB.



ITEM 10. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K (Continued).


(c) Exhibits


10.4      Promissory Note dated as of December 22, 1998 by
          Joseph L. Murphy to the Company incorporated by reference to Exhibit 10.7 to the 1999 10-KSB.

21        List of Subsidiaries of the Company.

23.1      Consent of Goldstein Golub Kessler LLP dated February 6,
          2004.

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


                              JLM COUTURE, INC.



Dated: February 5, 2004       By:/s/Joseph L. Murphy
                                 --------------------
                                 Joseph L. Murphy,
                                 President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Name                        Capacity                Date
----                        --------                ------

/s/Daniel M. Sullivan      Chairman of the Board    February 5, 2004
----------------------     of Directors
Daniel M. Sullivan


/s/Joseph L. Murphy        President and Director   February 5, 2004
-----------------------    (principal executive
Joseph L. Murphy            officer)



/s/Joseph E. O'Grady        Secretary and Director  February 5, 2004
-----------------------
Joseph E. O'Grady


/s/Jerrold Walkenfeld        Principal accounting   February 5, 2004
------------------------     officer (principal
Jerrold Walkenfeld           financial officer)


/s/Keith Cannon              Director               February 5, 2004
--------------------------
Keith Cannon





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To JLM Couture, Inc.


We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation) and Subsidiaries as of October 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and Subsidiaries as of October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


                               /s/GOLDSTEIN GOLUB KESSLER LLP
                               ------------------------------
                               GOLDSTEIN GOLUB KESSLER LLP
New York, New York
January 21, 2004




                     JLM COUTURE, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets as of
                       October 31, 2003 and 2002


                                           2003         2002
                                        ----------   ---------
Current assets:

Cash and cash equivalents              $ 1,219,063   $ 958,810

Accounts receivable, net of
allowance for doubtful
accounts, of $301,000 at
October 31, 2003 and $326,000
at October 31, 2002                       3,610,523   3,596,205

Inventories, net                          4,070,192   3,747,357

Prepaid expenses and other
current assets                             325,283      531,712

Deferred income taxes                       20,000            -

Prepaid taxes                               76,188            -
                                        ----------    ---------
Total current assets                     9,321,249    8,834,084

Equipment and leasehold
improvements, net of accumulated
depreciation and amortization of
$515,333 at October 31, 2003 and
$412,053 at October 31, 2002               677,357      460,264

Goodwill, net of accumulated
amortization of $70,421 at
October 31, 2003 and 2002                   211,272     211,272

Samples, net of accumulated
amortization of $108,190 at
October 31, 2003 and
$133,493 at October 31, 2002                247,120     261,037

Other assets                                 94,416      49,540
                                         ----------   ---------
                                        $10,551,414  $9,816,197
                                         ==========   =========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                    JLM COUTURE, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets as of
                         October 31, 2003 and 2002
                              (continued)


                                       2003              2002
                                    ----------         ---------
Current liabilities:
Accounts payable                   $ 1,193,570        $1,014,241

Accrued expenses and
other current liabilities              917,630           786,099

Income taxes payable                         -           157,289

Deferred income taxes                        -            73,000
                                     ----------        ---------
Total current liabilities             2,111,200        2,030,629
                                     ----------        ---------
Deferred income taxes                   615,000          664,000
                                     ----------        ---------
Total liabilities                     2,726,200        2,694,629
                                     ----------        ---------

Commitments and contingencies (Note 11)

Shareholders' equity:

Preferred stock, $.0001 par
value: Authorized 1,000,000
shares; Issued and outstanding - none         -               -

Common stock, $.0002 par
value: Authorized 10,000,000 shares;
Issued 2,344,530 at October 31, 2003
and 2,330,530 at October 31, 2002;
Outstanding 1,912,694 at
October 31, 2003 and 1,964,360
at October 31, 2002                            465           465

Additional paid-in capital               3,679,542      3,653,642

Retained earnings                        5,879,980      5,072,228
                                        ----------      ---------
                                         9,559,987      8,726,335

Less: Deferred compensation               (248,750)      (335,000)

Note receivable and
accrued interest                          (317,960)      (365,265)

Treasury stock, at cost:
431,836 shares at October 31,
2003 and 366,170 shares at
October 31, 2002                        (1,142,968)      (904,502)

Accumulated other comprehensive
loss                                       (25,095)             -
                                         ----------     ---------
Total shareholders' equity               7,825,214      7,121,568
                                        ----------      ---------
                                       $10,551,414     $9,816,197
                                        ==========      =========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                     JLM COUTURE, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                          For the Years Ended
                     October 31, 2003, 2002 and 2001


                                   2003          2002           2001
                                ----------     ----------      ----------

Net sales                      $26,041,407    $24,701,566    $21,420,342
Cost of goods sold              15,487,372     14,038,477     12,385,206
                                ----------     ----------     ----------
Gross profit                    10,554,035     10,663,089      9,035,136

Selling, general and
 administrative expenses         9,159,853      8,596,603      7,830,944
                                ----------     ----------     ----------
Operating income                 1,394,182      2,066,286      1,204,192

Interest income (expense),
 net of interest expense of
 $8,249 for 2003 and interest
 income of $17,810 and $5,111
 for 2002 and 2001, respectively      8,448        (10,153)       (51,389)
 Income before provision for     ----------     ----------     ----------
 income taxes                     1,402,630      2,056,133      1,152,803
Provision for income taxes          594,878        947,000        486,440
                                 ----------     ----------     ----------
Net income                        $ 807,752    $ 1,109,133      $ 666,363
                                 ==========     ==========     ==========
Net income per weighted
average number of common
shares:

Basic                                $0.42           $0.54          $0.34
                                ==========      ==========      =========
Diluted                              $0.40           $0.53          $0.34
                                =========       ==========     ==========
Weighted average number of
common shares outstanding:

Basic                           1,914,392        2,043,907      1,980,200
                               ==========       ==========     ==========
Diluted                         1,995,823        2,098,981      1,985,833
                               ==========       ==========     ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                        JLM COUTURE, INC. AND SUBSIDIARIES
                  Consolidated Statements of Shareholders' Equity
                 For the Years Ended October 31, 2002 and 2001



                                                                            Notes                     Total
                                        Additional                          Receivable                Share-
                      Common Stock      Paid-in      Retained  Deferred     and Accrued    Treasury   holders'
                   Shares      Amount   Capital      Earnings  Compensation Interest       Stock      Equity
---------------------------------------------------------------------------------------------------------------


Balance October 31,  2,120,530   $423   $3,294,984   $3,296,732  (101,250)   $(432,135)  $(333,747)  $5,725,007
2000

Purchase of Treasury
Stock                                                                                      (201,412)    (201,412)

Exercise of Stock      10,000       2         8,698                                                        8,700
Options

Accrued Interest on                                                             (10,083)                  (10,083)
Notes Receivable

Payments on Notes Receivable                                                     10,083                    10,083

Employee Stock Grant  200,000      40        349,960                (350,000)                                   -

Amortization of Deferred                                              30,000                               30,000
Compensation

Net Income                                               666,363                                          666,363
                     ---------   ---    ---------      ---------     --------   ---------     -------  ----------

Balance October 31, 2,330,530   $465   $3,653,642     $3,963,095    $(421,250)  $(432,135)  $(535,159) $6,228,658
2001                =========    ===    =========      =========     ========   =========     =======  ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.





                                  JLM COUTURE, INC. AND SUBSIDIARIES
                           Consolidated Statements of Shareholders' Equity
                            For the Years Ended October 31, 2003 and 2002



                                                                                  Notes                   Total
                                            Additional                            Receivable              Share-
                           Common Stock     Paid-in      Retained    Deferred     and Accrued   Treasury  holders'
                      Shares        Amount  Capital      Earnings    Compensation Interest      Stock     Equity
--------------------------------------------------------------------------------------------------------------------
Balance October 31,
2001                  2,330,530       $465  $3,653,642   $3,963,095    (421,250)   $(432,135)   $(535,159) $6,228,658

Purchase of Treasury
Stock                                                                                            (369,343)   (369,343)

Accrued Interest on
Notes Receivable                                                                       (6,700)                 (6,700)

Payments on Notes Receivable                                                           73,570                  73,570

Amortization of Deferred
Compensation                                                            86,250                                 86,250

Net Income                                                1,109,133                                         1,109,133
                      ---------       ---  ---------      ---------   --------       ---------   --------- ----------

Balance October 31, 2,330,530        $465 $3,653,642     $5,072,228  $(335,000)      $(365,265) $(904,502) $7,121,568
2002                =========         ===  =========      =========   ========       =========  =========  ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                               JLM COUTURE, INC. AND SUBSIDIARIES
                   Consolidated Statements of Shareholders' Equity and Comprehensive Income
                      For the Years Ended October 31, 2003 and 2002





                                                            Accumulated                 Notes                Total
                                       Additional           Other                       Receivable           Share-
                     Common Stock      Paid-in     Retained Comprehensive Deferred      and Accrued Treasury holders'
                    Shares     Amount  Capital     Earnings Loss          Compensation  Interest    Stock    Equity
------------------------------------------------------------------------------------------------------------------------

Balance October 31,   2,330,530  $465  $3,653,642 $5,072,228               (335,000) $(365,265) $(904,502)    $7,121,568
2002

Net Income                                           807,752                                                     807,752

Foreign currency translation                                  (25,095)                                           (25,095)
                                                                                                              ----------
Comprehensive Income                                                                                           7,904,225
                                                                                                              ----------

Shares tendered upon option
exercise                                   24,205                                                                (24,205)

Purchase of Treasury
Stock                                                                                              (214,261)    (214,261)

Exercise of Stock                           1,695                                                                  1,695
Options

Accrued Interest on                                                                       (3,695)                 (3,695)
Notes Receivable

Payments on Notes Receivable                                                              51,000                  51,000

Amortization of Deferred                                                    86,250                                86,250
Compensation
                     ---------    ---  ---------  ---------   --------     ---------     -------  ----------   ---------

Balance October 31,   2,330,530  $465 $3,679,542 $5,879,980   $(25,095)   $(248,750)   $(317,960) $(1,142,968) $7,825,214
2003                  =========   ===  =========  =========   ========     =========     =======   ==========  ==========



The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                            JLM COUTURE, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                     For the Years Ended October 31, 2003, 2002 and 2001


                                               2003         2002         2001
                                            ---------     ---------    --------
Cash flows from operating activities:
Net income                                   807,752      1,109,133    666,363
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Depreciation and amortization                103,280         94,633     86,230
Provision for doubtful accounts               50,000              -    (75,000)
Foreign currency translation                 (25,095)             -          -
Accrued interest income on note
receivable                                    (3,695)        (6,700)   (10,083)
Compensation expense on issuance
of stock options and common stock             86,250         86,250     30,000
Changes in assets and liabilities:
(Increase) decrease in accounts
receivable                                   (64,318)      (161,677)    115,223
Increase in inventories                     (322,835)       (31,204)    (43,619)
(Increase) decrease in prepaid
expenses and other current assets            206,429        109,075    (146,185)
Increase in prepaid taxes                    (76,188)             -    (152,910)
(Increase) decrease in samples
and other assets                             (30,959)         3,713      62,360
Increase (decrease) in accounts
payable                                      179,329       (160,772)   (160,654)
Increase (decrease) in
accrued expenses and other
current liabilities                          131,531        502,584     (42,605)
Increase (decrease) in income taxes
payable                                     (157,289)       157,289    (884,108)
Increase (decrease) in deferred
income taxes                                (142,000)       147,000     852,721
Decrease in other long-term
liabilities                                        -         (8,239)    (25,435)
Net cash provided by                       ---------      ---------    --------
operating activities                         742,192      1,841,085     272,298
                                           ---------      ---------    --------
Cash flows from investing activities:
Purchase of property and equipment          (320,373)      (341,149)    (40,356)
Net cash used in investing activ-          ---------      ---------    --------
ities                                       (320,373)      (341,149)    (40,356)
                                           ---------      ---------    --------


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                            JLM COUTURE, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                    For the Years Ended October 31, 2003, 2002 and 2001
                                     (Continued)



                                         2003          2002          2001
                                       --------      ---------    ----------

Cash flows from financing activities:
Net reductions of revolving
 line of credit                         $       -      $(450,000)    $     -
Payments on note receivable                51,000         73,570      10,083
Proceeds from stock option exercise         1,695              -       8,700
Purchase of treasury stock               (214,261)      (369,343)   (201,412)
                                        ---------       --------    --------
Net cash used in financing activities    (161,566)      (745,773)   (182,629)
                                        ---------       --------    --------
Net increase in cash                      260,253        754,163      49,313
Cash and cash equivalents,
beginning of year                         958,810        204,647     155,334
                                        ---------       --------    --------
Cash and cash equivalents, end of year $1,219,063      $ 958,810    $204,647
                                        =========       ========    ========




           Supplemental Disclosures of Cash Flow Information


Cash paid during the year for:
Interest                                $  4,553      $ 30,107     $ 51,373
                                         =======       =======      =======
Income taxes                            $970,000      $490,000     $655,622
                                         =======       =======      =======


The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                        JLM COUTURE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                For the Years Ended October 31, 2003, 2002 and 2001


Note 1. The Company

JLM Couture, Inc. and Subsidiaries (the "Company") is engaged in the design and manufacture of traditional, high quality bridal wear and related accessories, including bridesmaid gowns. Products are sold to specialty bridal shops located throughout the continental United States and England. The Company operates in one segment.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of JLM Couture, Inc. and its wholly-owned subsidiaries, Alvina Valenta Couture Collection, Inc.
and JLM Europe Ltd. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year.

The aggregate effect of translation adjustments has been deferred and is reflected as a separate component of shareholders' equity as of October 31, 2003.
JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002 and 2001


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

Prepaid Advertising and Marketing Costs

Prepaid advertising and marketing costs
include costs of advertisements that have not been published. Upon publishing of an advertisement, the related cost is expensed by the Company. Advertising and promotional costs for the years ended October 31, 2003, 2002 and 2001 were $3,080,784, $2,054,861 and
$2,251,308, respectively.


JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002 and 2001


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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of the business acquired and was being amortized on a straight-line basis over 20 years until November 1, 2002 at which time the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 142, Goodwill and
Other Intangible Assets. See "New Accounting Standards" below for additional information relating to goodwill.

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



                  JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2003, 2002 and 2001


See "New Accounting Standards" below regarding additional information covering Long-Lived Assets.

Fair Value of Financial Instruments

The fair value of the Company's short-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities.

Revenue Recognition

Revenue is recognized upon shipment and acceptance by the customer.

Freight And Delivery Costs

The Company's freight and delivery costs are included in selling, general and administrative expenses and amounted to approximately $33,000, $11,000 and $40,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

Reclassifications

For comparability, certain 2002 and 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003.

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





                JLM COUTURE, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2003, 2002 and 2001



Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based
Compensation," establishes a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion
No. 25, "Accounting for Stock Issued to Employees,"
("APB 25"). Entities electing to continue to follow the accounting under APB 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 had been applied.

The Company has elected to apply APB 25 and related interpretations in accounting for its stock options issued to employees (intrinsic value) and has adopted the disclosure-only provisions of SFAS 123. Had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123, the Company's net income and income per common share would have been as follows:


Year Ended October 31,         2003        2002         2001
----------------------------------------------------------------


Net income - as reported      $807,752   $1,109,133   $666,363


Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects      57,663      35,690      71,404


----------------------------------------------------------------


            JLM COUTURE, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
      For the Years Ended October 31, 2003, 2002 and 2001



Year Ended October 31,         2003        2002           2001
----------------------------------------------------------------

Net income - pro forma     $750,089    $1,073,440      $594,959
================================================================
Basic income per share -
 as reported                  $0.42         $0.54         $0.34
================================================================
Basic income per share -
 pro forma                    $0.39         $0.53         $0.30
================================================================
Diluted income per share -
 as reported                  $0.40         $0.53         $0.34
================================================================
Diluted income per share -
 pro forma                    $0.38         $0.51         $0.30
================================================================



The fair value of issued stock options was estimated at the date of grant using the Black-Scholes option pricing model incorporating the following assumptions for options granted:


                                      For The Years Ended
                                          October 31,
                                    -----------------------
                                    2003    2002       2001
                                    -----   ----      ------
Weighted average
 market price at
 date of grant                      $3.66   $2.10       $1.75
Risk free interest
 rate                                4.50%   4.50%       4.57%
Volatility factor                    100%    100%        100%
Expected life of
 the stock options                   5.0 yrs 5.0 yrs     3.0 yrs
Expected dividends                 $  -    $   -       $  -



                   JLM COUTURE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
         For the Years Ended October 31, 2003, 2002 and 2001


Earnings per Share

SFAS No. 128, "Earnings Per Share", which the Company adopted effective November 1, 1998, establishes standards for computing and presenting earnings per share ("EPS"). The standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding, adjusted to reflect potentially dilutive securities. Certain options and warrants have been excluded from the calculation of diluted EPS, as their effect is anti-dilutive.

A reconciliation of the weighted average number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding assuming dilution is as follows:

                                    Years Ended October 31,
                               -------------------------------
                                  2003      2002       2001
                               ---------  ---------  ---------
Basic weighted average         1,914,392  2,043,907  1,980,200
 common shares outstanding
Effect of dilutive securities:
 Stock options                    81,796     55,074      5,633
Diluted weighted average       ---------  ---------  ---------
 common shares outstanding     1,996,188  2,098,981  1,985,833
                               =========  =========  =========


Comprehensive Income

In 1997, the Financial Accounting Standards Board
("FASB") issued SFAS No. 130, "Reporting Comprehensive
Income". This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the

JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002 and 2001


total of net income and all other nonowner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The
Company adopted SFAS No. 130 during the first quarter of Fiscal 1999.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued
SFAS No. 142, "Goodwill and Other Intangible Assets".
SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supersedes APB Opinion
No. 17, "Intangible Assets." The Company adopted its provisions for its fiscal year beginning November 1, 2002.

In August 2001, the Financial Accounting Standards Board issued
SFAS No. 144, "Accounting for the Impairment or
Disposal of Long- Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This
Statement supersedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of", and amends the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the
Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions," for the disposal of a segment of a business. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company adopted its provisions for its fiscal year beginning November 1, 2002.




                       JLM COUTURE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               For the Years Ended October 31, 2003, 2002 and 2001


Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


Note 3. Inventories

Inventories consisted of the following:

                            October 31,
                       ------------------------
                          2003          2002
                       ---------     ---------
Raw materials        $3,319,321     $2,782,515
Work-in-process         180,816        354,114
Finished goods          570,055        610,728
                      ---------      ---------
                     $4,070,192     $3,747,357
                      =========      =========


Raw materials are shown net of a $150,000 and $260,000
obsolescence reserve at October 31, 2003 and 2002 respectively.


Note 4. Prepaid Expenses and Other Current Assets


Prepaid expenses and other current assets consisted of the following:

                              October 31,
                       ------------------------
                           2003          2002
                         ---------    ---------

Prepaid advertising and $ 285,948     $ 493,586
 marketing costs
Other                      39,335        38,126
                        ---------     ---------
                        $ 325,283     $ 531,712
                        =========     =========



                 JLM COUTURE, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2003, 2002 and 2001


Note 5. Equipment and Leasehold Improvements


Equipment and leasehold improvements are summarized as follows:

                                  October 31,
                            -----------------------
                              2003           2002
                           ---------       --------

Furniture and equipment    $ 542,608      $ 450,770
Leasehold improvements       601,259        421,547
Transportation equipment      48,823              -
                           ---------       --------
                           1,192,690        872,317
Less: Accumulated
 depreciation and
 amortization               (515,333)      (412,053)
                           ---------       --------
Equipment and leasehold
 improvements, net         $ 677,357      $ 460,264
                           =========       ========


Note 6. Goodwill

Effective November 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and intangible assets with indefinite lives are not to be amortized but are to be evaluated for impairment.

The Company concluded, as of October 31, 2003, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.




                       JLM COUTURE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the Years Ended October 31, 2003, 2002 and 2001




The following pro-forma information reconciles net income reported for the years ended October 31, 2003, 2002 and 2001 to adjusted net income reflecting the adoption of SFAS No. 142.


                               2003        2002        2001
                              -------    ---------   -------

Reported net income          $807,752   $1,109,133   $666,363
Addback: Goodwill
 amortization                       -       14,084     14,084
                              -------    ---------    -------
Adjusted net income          $807,752   $1,123,217   $680,447
                              =======    =========    =======
Basic income per share:
 Reported net income             0.42         0.54       0.34
 Addback: Goodwill
  amortization                      -         0.01          -
                              -------    ---------    -------
 Adjusted net income             0.42         0.55       0.34
                              =======    =========    =======
Diluted income per share:
 Reported net income             0.40         0.53       0.34
 Addback: Goodwill
and amortization                    -         0.01          -
                              -------    ---------    -------
 Adjusted net income             0.40         0.54       0.34
                              =======    =========    =======





                    JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2003, 2002 and 2001



Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are summarized as follows:

                            October 31,
                      ------------------------
                          2003         2002
                       ---------    ---------
Payroll and related
 expenses              $ 420,738    $ 569,694
Other                    496,892      216,405
                       ---------    ---------
                       $ 917,630    $ 786,099
                       =========    =========



Note 8. Revolving Line of Credit

The Company has a line of credit agreement with Israel
Discount Bank of New York ("IDB"). The proceeds of the credit facility were initially used to repay amounts outstanding under the Company's previous line of credit facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum of $1,250,000. Based on eligible accounts receivable at October 31, 2003, $1,250,000 was available for future borrowing. The line of credit facility is secured by the Company's cash, accounts receivable, inventory, securities, deposits and general intangibles. Interest is charged at the prime rate (4% at October 31, 2003). The line of credit agreement will automatically renew each year unless either party provides 60 days notice to terminate the line of credit agreement. Interest expense charged to operations related to the IDB line of credit facility totaled
$21,623 and $53,167 for the years ended October 31, 2002 and 2001, respectively. At October 31, 2003 and
2002, the Company had no outstanding borrowings under the line of credit agreement.


JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002 and 2001



Note 9. Income Taxes

The provision for income taxes for the years ended
October 31, 2003, 2002 and 2001, consist of the following:


                  2003       2002      2001
                --------    -------   --------
Current:
Federal         $564,665   $592,183   $380,898
State and local  172,213    206,817    121,814
                --------   --------   --------
                $736,878   $799,000   $502,712
                --------   --------   --------
Deferred:
Federal          (93,000)   113,000    246,020
State and local  (49,000)    35,000   (262,292)
                --------   --------   --------
                (142,000)   148,000    (16,272)
                --------   --------   --------
                $594,878   $947,000   $486,440
                ========   ========   ========



A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October
31, 2003, 2002 and 2001, is as follows:


                                2003     2002      2001
                                ----     ----      ----

Statutory federal income tax at
 applicable rates                34%      34%      34%
State and local taxes, net of
 federal tax benefit              8%       7%       6%
Nondeductible expenses 2% 3% 3%
 Other                           (2%)      2%      (1%)
                                 ---     ---       ---
                                 42%     46%       42%
                                 ===     ===       ===



                  JLM COUTURE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2003, 2002 and 2001



Note 10. Income Taxes (continued)


The components of deferred income tax assets and liabilities are as follows:


                                       October 31,
                               -------------------------
                                    2003       2002
                                ----------   ----------
Deferred tax assets:
Allowance for doubtful accounts $ 132,000     $ 133,000
Other liabilities and accruals     14,000        13,000
                               ----------    ----------
Total deferred tax assets         146,000       146,000
                               ----------    ----------
Deferred tax liabilities:
Prepaid advertising and
marketing expenses               (126,000)     (219,000)
Other liabilities and temporary
differences                      (615,000)     (664,000)
                               ----------    ----------
Total deferred tax liabilities   (741,000)     (883,000)
                               ----------    ----------
Net deferred tax liability     $ (595,000)   $ (737,000)
                               ==========    ==========


Deferred income taxes are provided on temporary differences between financial statement and taxable income. Realization of deferred income tax assets is dependent on generating sufficient taxable income in the future.


Note 11. Shareholders' Equity

During 2003, 2002 and 2001, the Company repurchased
61,000, 133,850 and 99,900 shares of Common Stock, respectively, in the open market at a cost of $214,261, $369,343 and $201,412, respectively.

JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002 and 2001


Stock Option Plans


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

On October 28, 2003, the Company adopted the 2003 Stock
Incentive Plan (the "2003 Plan"). Awards may be granted under the Plan on and after its effective date (August
12, 2003). The 2003 Plan authorizes the grant of incentive options, nonqualified options, SARs, restricted awards and performance awards. Incentive options may only be granted to employees of the Company. The option price at which an option may be exercised must be at least 100% of the fair market value per share of the Common Stock on the date of grant (or 110% of the fair market value with respect to incentive options granted to an employee who owns stock possessing more than 10% of the total voting power of all classes of stock of the Company). The maximum number of shares that may be issued pursuant to awards granted under the 2003 Plan may not exceed the sum of
(a) 500,000 shares, plus (b) any shares of Common Stock
(1) remaining available for issuance as of the effective date of the 2003 Plan under the 1996 Plan.





JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002 and 2001


The following table summarizes data relating to non-incentive plan options and incentive plan options:


                         Incentive                     Non-Incentive
                   -----------------------       -------------------------
                    2003     2002   2001         2003      2002      2001
                   ------- ------- -------      -------  --------  --------
Options outstanding
at the beginning of
the year             48,000  122,500  132,500   354,000   408,000   413,000
Options granted      22,000   48,000        -         -   124,000    30,000
Options expired      (6,000)(122,500) (10,000) (200,000) (178,000)  (25,000)
Options exercised         -        -        -   (14,000)        -   (10,000)
                     ------  -------  -------   -------   -------   -------
Options outstanding
at the end of the
year                 64,000   48,000  122,500   145,000   354,000   408,000
                     ======  =======  =======   =======   =======   =======
Options exercisable
at the end of the
year                      -        -  122,500    25,000   230,000   408,000
                     ======  =======  =======   =======   =======   =======


The weighted average fair value of options granted during the years ended October 31, 2003, 2002 and 2001 was $3.66, $1.20 and
$1.10, respectively.


The following table summarizes information about stock options outstanding and exercisable at October 31, 2003:

                Options Outstanding        Options Exercisable
             ------------------------   ------------------------

                           Weighted
                           Average      Weighted         Weighted
                           Remaining    Average   Number Average
Range of       Number      Contractual  Exercise  Exerc- Exercise
Exercise Price Outstanding Life         Price     isable Price
-------------- ----------- -----------  -------- ------- ---------

$1.75 - $3.66     204,000    4 years      $2.23   20,000    $1.75
============== =========== ===========  ======== ======= =========




JLM COUTURE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002 and 2001


At October 31, 2003, 680,000 shares of common stock were reserved for future issuance of stock options.


Note 12. Related Party Transactions

Notes Receivable - Sale of Stock

On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of Common Stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 2003 and 2002 was $39,710 and $45,890, respectively.

On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid.

The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at October 31, 2003 and 2002 was $278,250 and $319,375, respectively.

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




                     JLM COUTURE, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
              For the Years Ended October 31, 2003, 2002 and 2001


Note 13. Commitments and Contingencies

Lease Commitments


The Company leases office, production, and showroom facilities under leases expiring through 2013. Minimum annual rentals under such leases are as follows:


                  Year Ending October 31,
                ---------------------------

                 2004           $ 551,051
                 2005             577,445
                 2006             572,170
                 2007             562,796
                 2008             587,401
                 Thereafter     2,452,066
                                ---------
                               $5,302,929
                                =========


Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 2003, 2002 and 2001 amounted to $614,401, $520,640 and $419,305, respectively.

The leases provide for scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the leases which results in deferred rent payable which represents cumulative rent expense charged to operations from inception of these leases in excess of required lease payments.

At October 31, 2003 and 2002, the Company was committed under a stand-by letter of credit issued by the bank on its behalf for approximately $160,299.




               JLM COUTURE, INC. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements
        For the Years Ended October 31, 2003, 2002 and 2001



Employment Agreements

The Company has employment agreements with four of its key employees terminating from March 2004 to October 2013.
Total compensation expense under the terms of these agreements for the years ended October 31, 2003, 2002 and 2001 was $769,704, $941,650 and $678,026, respectively.


Future minimum commitments under these employment agreements are as follows:


                  Year Ending October 31,
                  ----------------------------

                  2004          $ 627,500
                  2005            481,475
                  2006            329,834
                  2007            341,068
                  2008            352,691
                  Thereafter    1,342,666
                                ---------
                               $3,475,234
                                =========




                  JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
          For the Years Ended October 31, 2003, 2002 and 2001


Note 14. Valuation and Qualifying Accounts

Years ended October 31, 2003, 2002 and 2001 (in 000's)

                      Balance at     Charged to   Charged                  Balance
                      Beginning      costs and    to other  Deductions     at end
                      of year        expenses     accounts    (1)          of year
                     -----------     ----------   --------  ----------     -------
Year ended October 31,   $326        $376         -            $401         $301
2003, allowance for
doubtful accounts
(deducted from accounts
receivable)

Year ended October 31,    $300        $294          -           $268         $326
2002, allowance for
doubtful accounts
(deducted from accounts
receivable)

Year ended October 31,    $375        $100          -           $100         $300
2001, allowance for
doubtful accounts
(deducted from accounts
receivable)

(1) Accounts deemed to be uncollectible.



Note 15. Interim Financial Information (Unaudited)


                              Three-Month Period Ended
                    ----------------------------------------------------
                     January 31     April 30     July 30     October 31
                    ----------------------------------------------------
Revenue               $5,481,833   $7,834,684   $7,615,995   $5,108,895
Gross profit           2,241,137    3,120,905    3,084,764    2,107,229
Net income (loss)        200,505      392,985      481,105     (266,843)
Basic earnings per share    0.10         0.21         0.25        (0.14)
Diluted earnings per share  0.10         0.19         0.24        (0.13)


The results for the period ended October 31 do not include a charge for impairment of goodwill.




                         EXHIBIT INDEX


4.2      Form of 2003 Stock Incentive Plan, as amended.

21       List of Subsidiaries of the Company.

23.1     Consent of Goldstein Golub Kessler LLP dated
         February 6, 2004.

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