Form 10-Q
period 2004-01-31
JLM COUTURE INC
filed 2004-03-22
CIK 806384

UNITED STATES
           SECURITIES AND FORM EXCHANGE COMMISSION
               Washington, D.C. 20549

                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to            .
                               ---------     ----------

Commission file number 0-19000
                      -----------


                JLM COUTURE, INC.
-----------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                           13-3337553
------------------------------- ------------------------
(State or other jurisdiction of   (I.R.S. Employer
incorporation or organization)     Identification No.)


225 West 37th Street, New York, New York 10018
----------------------------------------------------------------
(Address of principal executive offices) (Zip Code)


             (212) 921-7058
----------------------------------------------------------------
(Registrant's telephone number, including area code)


----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes [x] No [ ]


Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]


The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of March 22, 2004 was 1,912,694.


                       Page 1 of 20.


The Exhibit Index is located on Page 19.



               JLM COUTURE, INC.



                   INDEX

                                                     Page
                                                     ----
Part I. Financial Information:

Item 1. Financial Statements.

Independent Accountants Report                         5

Condensed Consolidated Balance Sheets at
January 31, 2004 (unaudited) and
October 31, 2003                                     6-7

Condensed Consolidated Statements of Income
for the Three Months ended January 31,
2004 and 2003 (unaudited)                              8

Condensed Consolidated Statements of Cash Flows
for the Three Months ended January 31,
2004 and 2003 (unaudited)                           9-10

Notes to Condensed Consolidated
Financial Statements                               11-13

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of
Operations.                                        14-17

Item 3. Quantitative and Qualitative Disclosures
Disclosures About Market Risk.                       18

Item 4. Controls and Procedures.                     18


Part II. Other Information:

Item 6. Exhibits and Reports on Form 8-K.            19


Signature                                            20



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding the Company's financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When the Company uses words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," it is making forward-looking statements. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot assure you that these assumptions and expectations will prove to have been correct or that the Company will take any action that it may presently be planning. The Company is not undertaking to publicly update or revise any forward-looking statement if it obtains new information or upon the occurrence of future events or otherwise.



INDEPENDENT ACCOUNTANT'S REPORT


To JLM Couture, Inc.


We have reviewed the accompanying condensed consolidated balance sheet of JLM Couture, Inc. and Subsidiaries as of January
31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended January
31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of JLM Couture, Inc. and Subsidiaries as of October 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 19, 2004




PART I. FINANCIAL INFORMATION

                      JLM COUTURE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                      January 31,     October 31,
                                        2004              2003
                                      ---------        ---------
                                    (Unaudited)


Current assets:
 Cash and cash equivalents            $  598,200        $ 1,219,063
 Accounts receivable, net of allowance
  for doubtful accounts of $301,000     4,391,068          3,610,523
 Inventories, net                      4,260,091          4,070,192
 Prepaid expenses and other current
  assets                                  331,645           325,283
 Deferred income taxes                    27,600             20,000
 Prepaid taxes                            58,188             76,188
                                      ----------         ----------
   Total current assets                9,666,792          9,321,249

Equipment and leasehold improvements, net
 of accumulated depreciation and
 amortization of $544,410 at January 31,
 2004 and $515,333 at October 31, 2003   663,205            677,357
Goodwill                                 211,272            211,272
Samples, net of accumulated amortization
 of $164,874 at January 31, 2004 and
 $108,190 at October 31, 2003            190,436            247,120
Other Assets                              94,416             94,416
                                      ----------         ----------
    Total Assets                     $10,826,121        $10,551,414
                                      ==========         ==========


See accompanying notes to condensed consolidated financial statements.



                        JLM COUTURE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY

                                January 31,    October 31,
                                   2004            2003
                                ----------      ----------
(Unaudited)
Current liabilities:
 Accounts payable                $ 1,509,243     $ 1,193,570
 Accrued expenses and
  other current liabilities          807,621         917,630
                                  ----------      ----------
Total current liabilities         2,316,864       2,111,200
                                 ----------      ----------
Deferred income taxes               615,000         615,000
                                 ----------      ----------
Total liabilities                 2,931,864       2,726,200
                                 ----------      ----------
Shareholders' equity:
 Preferred stock - $.0001 par value,
 authorized 1,000,000 shares; issued
 and outstanding- none

Common stock - $.0002 par value,
 authorized 10,000,000 shares;
 issued 2,344,530 at January 31,
 2004 and October 31, 2003;
 Outstanding 1,912,694 at January 31,
 2004 and October 31, 2003                465            465
 Additional paid-in capital         3,679,542      3,679,542
 Retained earnings                  5,915,526      5,879,980
                                   ----------     ----------
                                    9,595,533      9,559,987
 Less: Deferred compensation         (227,188)      (248,750)
       Notes receivable and accrued
        interest                     (321,335)      (317,960)
       Treasury stock at cost:
        431,836 shares at January 31,
        2004 and October 31, 2003  (1,142,968)    (1,142,968)

 Accumulated other comprehensive loss  (9,785)       (25,095)
                                   ----------     ----------
 Total shareholders' equity         7,894,257      7,825,214
                                   ----------     ----------
 Total Liabilities and
  Shareholders' Equity            $10,826,121    $10,551,414
                                   ==========     ==========


See accompanying notes to condensed consolidated financial statements.



                      JLM COUTURE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
                               (Unaudited)


                                    2004        2003
                                 ---------    ---------
Net sales                       $5,320,696   $5,653,948

Cost of goods sold               3,265,627    3,240,696
                                 ---------    ---------
Gross profit                     2,055,069    2,413,252

Selling, general and
 administrative
 expenses                        2,005,171    2,065,614
                                 ---------    ---------
Operating income                    49,898      347,638

Interest Income, net of
 Interest expense of $641 and
 $2,837 for 2004 and 2003,
 respectively                        3,648        2,867
                                 ---------    ---------
Income before provision
 for income taxes                   53,546      350,505

Provision for income
 taxes                              22,000      150,000
                                 ---------    ---------
Net income                        $ 31,546    $ 200,505
                                 =========    =========
Net income per weighted
 average number of common
 shares:
  Basic                             $ 0.02       $ 0.10
                                 =========    =========
  Diluted                           $ 0.02       $ 0.10
                                 =========    =========
Weighted average number
 of common shares
 outstanding:
  Basic                          1,912,694    1,932,034
                                 =========    =========
  Diluted                        1,975,372    2,066,347
                                 =========    =========

See accompanying notes to condensed consolidated financial statements.



                   JLM COUTURE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED
                         JANUARY 31, 2004 and 2003
                                 (Unaudited)


                                             2004        2003
                                          ---------   ---------
Cash Flows From Operating Activities:
 Net Income                                 $ 31,546   $ 200,505
Adjustments to reconcile net income
to net cash used in operating activities:
 Depreciation and amortization                29,077      20,665
 Provision for doubtful accounts                 -        50,000
 Accrued interest on note receivable          (3,375)     (3,938)
 Deferred compensation                        21,562      21,562
 Changes in operating assets and liabilities
 Increase in accounts receivable            (780,545)   (812,666)
 Increase in inventories                    (189,899)   (501,994)
 Increase in prepaid expenses and
 other current assets                         (6,362)     (2,210)
 (Increase) Decrease in prepaid taxes         22,000     (62,911)
 Decrease in samples                          56,684      79,588
 Increase in deferred income taxes            (7,600)          -
 Increase in accounts payable                315,673   1,057,946
 Decrease in accrued expenses and other
  current liabilities                       (110,009)   (208,325)
 Decrease in income taxes payable                  -    (157,289)
                                           ---------     -------
Net Cash Used In Operating Activities       (621,248)   (319,067)
                                           ---------     -------
Cash Flows From Investing Activities -
 Purchase of property and equipment          (14,925)     (5,897)
                                           ---------     -------
Cash Flows from Financing Activities -
 Purchase of treasury stock                        -    (144,147)
                                           ---------     -------
Foreign currency translation                  15,310           -
                                           ---------     -------
Net decrease in cash and cash equivalents  (620,863)   (469,111)
Cash and cash equivalents,
 beginning of period                       1,219,063     958,810
                                          ----------    --------
Cash and cash equivalents,
 end of period                             $ 598,200    $489,699
                                           =========    ========


See accompanying notes to condensed consolidated financial statements.



                          JLM COUTURE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                            JANUARY 31, 2004 and 2003
                                    (Unaudited)




Supplemental Disclosures of Cash Flow Information:



                                     2004       2003
                                    -------   -------
Cash paid during the period for:
 Interest                            $ 7,661   $ 5,704
                                     =======   =======

 Income taxes                              -   370,000
                                     =======   =======


See accompanying notes to condensed consolidated financial statements.



          JLM COUTURE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited)


Note 1. Basis of Presentation


The condensed consolidated balance sheet as of January 31, 2004, the condensed consolidated statements of income for the three month periods ended January 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three month periods ended January 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2004 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for its fiscal year ended October 31, 2003, which was filed with the Securities and Exchange Commission.

Sales for the three month period ended January 31, 2003 have been reclassified to include shipping charges.

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




                        JLM COUTURE, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)



Three months ended January 31,              2004         2003
----------------------------------------------------------------
Net income - as reported                 $31,546       $200,505

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects   16,517          9,374

----------------------------------------------------------------

Net income - pro forma                   $15,029       $191,131
================================================================
Basic income per share - as reported      $ 0.02         $ 0.10
================================================================
Basic income per share - pro forma        $ 0.01         $ 0.10
================================================================
Diluted income per share - as reported    $ 0.02         $ 0.10
================================================================
Diluted income per share - pro forma      $ 0.01         $ 0.09
================================================================

Note 2. Inventories

Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.

Inventories consisted of the following:


                        January 31, 2004    October 31, 2003
                         -------------      ----------------
Raw materials                $2,930,073         $3,319,321
Work-in-process                 649,301            180,816
Finished Goods                  680,717            570,055
                              ---------          ---------
                             $4,260,091         $4,070,192
                              =========          =========




                   JLM COUTURE, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Raw materials are shown net of $150,000 obsolescence reserve at January 31, 2004 and October 31, 2003.



Note 3. Goodwill

Effective November 1, 2002, the Company adopted SFAS No.
142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and intangible assets with indefinite lives are not to be amortized and the remaining book value is to be tested for impairment at least annually at the reporting unit level using a two-step impairment test. To accomplish this, the Company determined the fair value of the reporting unit and compared it to the carrying amount of the reporting at that date. No impairment charges resulted from this evaluation since the fair value of the reporting unit exceeded the carrying amount at October 31, 2003.


Note 4. Revolving Line of Credit

The Company had an available line of credit of up to $1,250,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At January 31, 2004 and October 31, 2003 the Company had no outstanding balances under the revolving line of credit.



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


Allowances for Doubtful Accounts

We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $301,000 at January 31, 2004 and October 31, 2003.


Inventory Valuation

We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand



              JLM COUTURE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations. (Continued)


from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At January 31, 2004 and October
31, 2003 we maintained an obsolescence reserve of $150,000.


Impairment of Goodwill

In determining the recoverability of goodwill, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record charges not previously recorded. Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the cost of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first three months of Fiscal 2004 and on an annual basis thereafter. The Company concluded, as of January 31, 2004, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.


Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time of shipment.


      JLM COUTURE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.
(Continued)


Results of Operations


Three months ended January 31, 2004 as compared to three months ended January 31, 2003.

For the first three months of the Company's fiscal year ending October 31, 2004 ("Fiscal 2004"), revenues decreased to
$5,320,696 from $5,653,998, a decrease of 6% over the same period a year ago. This decrease was due to reduced demand for the Company's products in the current economic environment as there is a trend to more simpler weddings. Post 9/11 there was a jump in weddings. This increase has subsided as time goes by, and the weak job market forces people to make tough economic decisions. Gross profit as a percentage of sales decreased to 39% from 43% as there were higher fixed production costs that were spread over lower sales. During the past year our production facility lease was renewed to include more space. Additionally, the renewed rent included an increase. Net income was $31,546, a decrease of 84% from net income of $200,505 in the first three months of fiscal 2003.
Primarily due to the lower sales volume, per share earnings for this period was $.02 per basic and diluted share, as compared to $0.10 per basic and diluted share last year. Selling, general and administrative expenses as a percentage of sales increased to 38% of sales as compared to 37%.


Liquidity and Capital Resources

The Company's working capital increased to $7,349,928 at January 31, 2004 from $7,210,049 at October 31, 2003. The
Company's current ratio decreased to 4.2 to 1 at January 31, 2004 from 4.4 to 1 at October 31, 2003.

During the three months ended January 31, 2004, the Company used $621,248 of cash from operating activities. It is primarily due to a decreased income as compared to using $319,067 during the same period a year ago. The Company used $14,925 for investing activities in the current period compared to using $5,897 the same period a year ago. The Company did not use cash in financing activities as compared to having used $144,147 of cash from financing activities during the three months ended January 31, 2003 when the Company purchased treasury stock.


           JLM COUTURE, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.
(Continued)


On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at January 31, 2004 and October 31, 2003 was $278,250 and $281,625 respectively.


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


Item 3. Quantitative and Qualitative Disclosures about Market
Risk.

Not Applicable.




          JLM COUTURE, INC. AND SUBSIDIARIES


Item 4. Controls and Procedures.

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-14(c) and 15d-14(c)of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Principal
Accounting Officer (its principal executive officer and principal accounting officer, respectively) have evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-
Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.



PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.


(a) Exhibits.
    --------

3.1   Certificate of Incorporation of the
      Company as amended dated December 30, 1994, incorporated by reference to Exhibit 3.1 of the Company's annual Report on Form 10-KSB filed for its fiscal year ended October 31, 1995 ("1995 10-
      K").

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


                         JLM COUTURE, INC.
                         Registrant



                         By:/s/Joseph L. Murphy
                         -------------------------
                         Joseph L. Murphy,
                         President
                        (Duly authorized officer)

Dated: March 22, 2004