Form 10-Q
period 2004-04-30
JLM COUTURE INC
filed 2004-06-21
CIK 806384

UNITED STATES
             SECURITIES AND FORM EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to          .
                              ---------  ----------

Commission file number 0-19000
                       -------


                        JLM COUTURE, INC.
----------------------------------------------------------------
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

     Yes [x]    No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ]    No [x]

      The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of June 20, 2004 was 2,334,530.


                          Page 1 of 22.


           The Exhibit Index is located on Page 20-21.



                       JLM COUTURE, INC.



                             INDEX

                                                         Page
                                                         ----
Part I.  Financial Information:

     Item 1.   Financial Statements.

       Independent Accountants Report                      5

       Condensed Consolidated Balance Sheets at
       April 30, 2004 (unaudited) and
       October 31, 2003                                    6-7

       Condensed Consolidated Statements of Income
       for the Three and Six Months ended April 30,
       2004 and 2003 (unaudited)                           8

       Condensed Consolidated Statements of Cash Flows
       for the Six Months ended April 30,
       2004 and 2003 (unaudited)                           9-10

       Notes to Condensed Consolidated
        Financial Statements                               11-15

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                 16-18

     Item 3.   Quantitative and Qualitative Disclosures
               Disclosures About Market Risk.              19

     Item 4.   Controls and Procedures.                    19

     Item 5.   Other Information                           20

Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K.           20

Signature                                                  21




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



   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To JLM Couture, Inc.


      We have reviewed the accompanying condensed consolidated balance sheet of JLM Couture, Inc. and Subsidiaries as of April 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended April 30, 2004 and 2003 and the related condensed consolidated statements of cash flows for the six-months periods ending April 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of October 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
June 17, 2004



PART I. FINANCIAL INFORMATION

               JLM COUTURE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                            April 30,    October 31,
                                              2004           2003
                                            ---------      ---------
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                 $   669,720   $ 1,219,063
 Accounts receivable, net of allowance
  for doubtful accounts of $301,000          4,700,120     3,610,523
 Inventories, net                            4,504,180     4,070,192
 Prepaid expenses and other current
  assets                                       384,894       325,283
 Deferred income taxes                           9,800        20,000
 Prepaid taxes                                       -        76,188
                                            ----------    ----------
    Total current assets                    10,268,714     9,321,249

Equipment and leasehold improvements, net
 of accumulated depreciation and
 amortization of $572,970 at April 30,
 2004 and $515,333 at October 31, 2003         637,044       677,357
Goodwill                                       211,272       211,272
Samples, net of accumulated amortization
 of $226,336 at April 30, 2004 and
 $108,190 at October 31, 2003                  196,774       247,120
Other Assets                                    94,416        94,416
                                            ----------    ----------
    Total Assets                           $11,408,220   $10,551,414
                                            ==========    ==========

See accompanying notes to condensed consolidated financial statements.



                  JLM COUTURE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                           April 30,    October 31,
                                             2004          2003
                                          ----------    ----------
                                          (Unaudited)
Current liabilities:
  Accounts payable                       $ 1,564,332   $ 1,193,570
  Accrued expenses and
    other current liabilities                742,326       917,630
  Income taxes payable                       187,812             -
                                          ----------    ----------
Total current liabilities                  2,494,470     2,111,200

Deferred income taxes                        615,000       615,000
                                            ----------  ----------
Total liabilities                          3,109,470     2,726,200
                                          ----------    ----------
Shareholders' equity:
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,344,530 at April 30,
  2004 and October 31, 2003;
  Outstanding 1,912,694 at April 30,
  2004 and October 31, 2003                      465           465
  Additional paid-in capital               3,679,542     3,679,542
  Retained earnings                        6,247,209     5,879,980
                                          ----------    ----------
                                           9,927,216     9,559,987
  Less:  Deferred compensation              (205,625)     (248,750)
         Notes receivable and accrued
          interest                          (265,960)     (317,960)
         Treasury stock at cost:
          431,836 shares at April 30,
          2004 and October 31, 2003       (1,142,968)   (1,142,968)

  Accumulated other comprehensive loss       (13,913)      (25,095)
                                          ----------    ----------
      Total shareholders' equity           8,298,750     7,825,214
                                          ----------    ----------
      Total Liabilities and
       Shareholders' Equity              $11,408,220   $10,551,414
                                          ==========    ==========


See accompanying notes to condensed consolidated financial statements.

                     JLM COUTURE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND SIX MONTHS
                       ENDED APRIL 30, 2004 AND 2003
                                (Unaudited)

                        Three Months Ended          Six Months Ended
                             April 30,                   April 30,
                          2004        2003           2004        2003
                        --------     -------        ------      -------

Net sales             $7,685,109    $8,021,560   $13,005,805  $13,675,508
Cost of goods sold     4,673,257     4,713,779     7,938,884    7,954,475
                       ---------     ---------    ----------   ----------
Gross profit           3,011,852     3,307,781     5,066,921    5,721,033

Selling, general and
 administrative
 expenses              2,414,247     2,620,927     4,419,418    4,686,541
                       ---------     ---------    ----------   ----------
Operating income         597,605       686,854       647,503    1,034,492
Interest Income, net of
 interest expense of $3,696
 and $4,961 for 2004 and
 2003, respectively        1,078         1,131         4,726        3,998
                       ---------     ---------    ----------   ----------
Income before provision
 for income taxes        598,683       687,985       652,229    1,038,490
Provision for income
 taxes                   263,000       295,000       285,000      445,000
                       ---------     ---------    ----------   ----------
    Net income         $ 335,683    $  392,985    $  367,229  $   593,490
                       =========     =========    ==========   ==========
Net income per weighted
 average number of common
 shares:
    Basic              $     0.18   $     0.21    $      0.19 $      0.31
                        =========    =========     ==========  ==========
    Diluted            $     0.17   $     0.19    $      0.19 $      0.29
                        =========    =========     ==========  ==========
Weighted average number
 of common shares outstanding:
    Basic               1,912,694    1,908,999      1,912,694   1,920,708
                        =========    =========     ==========  ==========
    Diluted             1,968,294    2,060,727      1,970,737   2,069,912
                        =========    =========     ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                    JLM COUTURE, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                          APRIL 30, 2004 and 2003
                                (Unaudited)

                                                  2004           2003
                                               ---------        -------
Cash Flows from Operating Activities:
Net income                                     $   367,229      $593,490
Adjustments to reconcile net income
 to net cash used in operating activities:
 Depreciation                                      57,637         44,585
 Accrued interest on note receivable               (1,250)             -
 Deferred compensation                             43,125         43,125
 Provision for doubtful accounts
  and trade discounts                                   -         50,000
 Changes in operating assets and liabilities:
   Increase in accounts receivable             (1,089,597)    (1,587,912)
   (Increase) decrease in inventories            (433,988)       105,046
   (Increase) decrease in prepaid expenses
    and other current assets                      (59,611)       152,958
   Decrease in prepaid taxes                       76,188              -
   Decrease (increase) in samples                  50,346           (542)
   Decrease (increase) in deferred income taxes    10,200        (44,875)
   Increase in accounts payable                   370,762        630,248
   Decrease in accrued expenses and
    other current liabilities                    (175,304)      (219,203)
   Increase (decrease) in taxes payable           187,812       (175,200)
                                               ----------     ----------
Net cash used in Operating Activities            (596,451)      (408,280)
                                               ----------     ----------
Cash Flows From Investing Activities:
 Purchase of property and equipment               (17,324)      (154,822)
 Net proceeds from notes receivable                53,250              -
                                               ----------     ----------
 Net cash provided by (used in) Investing
  Activities                                   35,926         (106,947)
                                             ----------      ----------
Cash Flows from Financing Activities:
  Purchase of treasury stock                         -         (214,261)
                                             ----------      ----------
Net cash used in Financing Activities                -         (214,261)
                                             ----------      ----------
Foreign currency translation                    11,182                -
                                             ----------      ----------
Net decrease in cash                          (549,343)        (729,488)
Cash, beginning of period                    1,219,063          958,810
                                            ----------       ----------
Cash, end of period                         $  669,720      $   229,322
                                            ==========       ==========

See accompanying notes to condensed consolidated financial statements.

               JLM COUTURE, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED
                     APRIL 30, 2004 and 2003
                          (Unaudited)

 Supplemental Disclosures of Cash Flow Information:



                                         2004            2003
                                       -------         -------
 Cash paid during the period for:
  Interest                             $12,841        $  9,360
                                       =======         =======

  Income taxes                               -        $520,000
                                       =======         =======

See   accompanying  notes  to  condensed  consolidated  financial statements.



               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation


      The condensed consolidated balance sheet as of April 30, 2004, the condensed consolidated statements of income for the three and six month periods ended April 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six month periods ended April 30, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of April 30, 2004 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for its fiscal year ended October 31, 2003, which was filed with the Securities and Exchange Commission.

      Sales for the three and six month period ended April 30, 2003, have been reclassified to include shipping charges billed to customers.

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



               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Three months ended April 30,              2004          2003
----------------------------------------------------------------

Net income - as reported                $335,683      $392,985

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects   11,475        14,416
----------------------------------------------------------------
Net income - pro forma                  $334,208      $378,569
================================================================
Basic income per share - as reported    $   0.18      $   0.21
================================================================
Basic income per share - pro forma      $   0.17      $   0.20
================================================================
Diluted income per share - as reported  $   0.17      $   0.19
================================================================
Diluted income per share - pro forma    $   0.16      $   0.18
================================================================

Six months ended April 30,                2004          2003
----------------------------------------------------------------

Net income - as reported                $367,229      $593,490

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects   27,991        23,790
----------------------------------------------------------------
Net income - pro forma                  $339,238      $569,700
================================================================
Basic income per share - as reported    $   0.19      $   0.31
================================================================
Basic income per share - pro forma      $   0.18      $   0.30
================================================================
Diluted income per share - as reported  $   0.19      $   0.29
================================================================
Diluted income per share - pro forma    $   0.17      $   0.28
================================================================


               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



Note 2.   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.

     Inventories consisted of the following:


                           April 30, 2004       October 31, 2003
                           --------------       ----------------

Raw materials               $3,206,957             $3,319,321
Work-in-process                691,259                180,816
Finished goods                 605,964                570,055
                             ---------              ---------
                            $4,504,180             $4,070,192
                             =========              =========


     Raw materials are shown net of $150,000 obsolescence reserve at April 30, 2004 and October 31, 2003.



Note 3.   Revolving Line of Credit

      The Company has an available line of credit of up to $1,250,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At April 30, 2004 and October 31, 2003 the Company had no outstanding balances under the revolving line of credit.


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


Allowances for Doubtful Accounts

      We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $301,000 at April 30, 2004 and October 31, 2003.


Inventory Valuation

      We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand


               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At April 30, 2004 and October 31, 2003 we maintained an obsolescence reserve of $150,000.


Impairment of Goodwill

      In determining the recoverability of goodwill, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record charges not previously recorded. Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the cost of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first six months of Fiscal 2004 and on an annual basis thereafter. The Company concluded, as of April 30, 2004, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.


Revenue Recognition

      Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time revenue is recognized.



               JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


Results of Operations

     Six months ended April 30, 2004 as compared to six months ended April 30, 2003.

     For the first six months of the Company's fiscal year ending October 31, 2004 ("Fiscal 2004"), revenues decreased to $13,005,805 from $13,675,508, a decrease of 5% over the same period a year ago. The Company believes the decrease was due to reduced demand for the Company's products in the current economic environment as there is a nationwide trend towards simpler weddings. In addition, the temporary increase in the number of weddings subsequent to September 11, 2001 has subsided. Also, brides-to-be purchase their wedding gowns 10 to 12 months in advance of their wedding. As such, the decrease in sales is reflective of the slower economy of one year ago. Gross profit as a percentage of sales decreased to 39% from 42%. The lower margin was a result of the current year's product mix which included a higher percentage of lower margin bridesmaids' gowns as compared to last year when the Company sold more bridal gowns. This product mix reduced gross margin by 1.5%. Additionally, despite the reduced sales level, production salaries and other costs were $225,000 higher than last year as the Company added a new designer and associated staff in the latter part of Fiscal 2003. Selling, general and administrative expenses were $4,419,418, a reduction of $267,123 from last year's $4,686,541 primarily due to a charge of $208,000 for the canceling of certain stock options in the prior period.


      For three months ended April 31, 2004 as compared to three months ended April 31, 2003.

      For the quarter ended April 30, 2004 ("Fiscal 2004"), revenues decreased to $7,685,109 from $8,021,560, a decrease of 4% over the same period a year ago. This decrease was due to reduced demand for the Company's products in the current economic environment as there is a nationwide trend towards simpler weddings. In addition, the temporary increase in the


               JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
                           (Continued)


number of weddings subsequent to September 11, 2001 has subsided. Also, brides-to-be purchase their wedding gowns 10 to 12 months in advance of their wedding. As such, the decrease in sales is reflecting of the slower economy of one year ago. Gross profit as a percentage of sales decreased to 39% from 41%. The lower margin was a result of the current year's product mix which included a higher percentage of lower margin bridesmaids gowns as compared to last year when the Company sold more bridal gowns. This product mix reduced gross margin by 2.5%. Additionally, despite the reduced sales level, production salaries and other costs were $100,000 higher than last year as the Company added a new designer and associated staff in the latter part of Fiscal 2003. Selling, general and administrative expenses were $2,414,247 a reduction of $206,680 from $2,620,927 in the second quarter of Fiscal 2003. This is primarily due to a charge of $208,000 for the canceling of certain stock options in the prior period.


Liquidity and Capital Resources

      The Company's working capital increased to $7,798,244 at April 30, 2004 from $7,210,049 at October 31, 2003. This increase was due primarily to the net income for the period as adjusted for non cash charges to income such as depreciation and amortization of property and equipment and deferred compensation.

     During the six months ended April 30, 2004, the Company used $596,451 for operations as compared to $408,280 of cash in the
year  earlier primarily due to the decrease in net income.   Cash
provided  by  investing  activities was $35,926  in  the  current
period  compared to cash used of $106,947 a year  earlier.   Last
year, the Company expanded its production facilities and the change is primarily due to the purchase of property and equipment for the expansion in the prior period. The Company did not use any cash for financing activities in the current six month period, as compared to last year when the Company repurchased $214,261 of treasury stock.


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


               JLM COUTURE, INC. AND SUBSIDIARIES


Item  3.   Quantitative and Qualitative Disclosures about  Market
           Risk.

          Not applicable.


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



               JLM COUTURE, INC. AND SUBSIDIARIES



Item 5.   Other Information.

     In April 2004, Jim Hjelm informed the Company that he wished to resign and work for another bridal manufacturer. Mr. Hjelm had not been involved in the management of the Company for over ten years. The Company believes Mr. Hjelm's resignation will have no adverse effect on the Company since Mr. Hjelm had not designed any bridal or bridesmaids lines for the Company for several years. Mr. Hjelm's contract with the Company expired in February 2001. Mr. Hjelm's primary responsibility at the Company was to represent the Jim Hjelm collection in the marketplace from time to time. The Company owns the federally registered trademarks "Jim Hjelm", "Jim Hjelm, A Private Collection" and "Jim Hjelm Occasions", and is committed to continuing to support the Jim Hjelm brand name in the marketplace.


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

Dated: June 21, 2004