Form 10-K/A
period 2003-10-31
JLM COUTURE INC
filed 2004-06-22
CIK 806384

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                      ----------------------------

                              FORM 10-K/A
                           (Amendment No. 1)


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended October 31, 2003
                                  or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from         to
                                  ---------  -----------.

Commission File No.: 0-19000
                     ---------

                           JLM COUTURE, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

   Delaware                                  13-3337553
(State or other jurisdiction                 (IRS Employer
 of incorporation or organization)            Identification No.)

    225 West 37th Street, 5th Floor, New York, NY         10018
--------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (212) 921-7058
                                                    -----------------

 Securities registered pursuant to Section 12(b) of the Act: None
                                                             ----

         Securities registered under Section 12(g) of the Act:

               Common Stock, par value $.0002 per share
    --------------------------------------------------------------
                           (Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]    No  [  ]

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



                           TABLE OF CONTENTS

                                PART I
                                                 PAGE
                                               --------

Item 1.   Business.                                           3

Item 2.   Properties.                                         6

Item 3.   Legal Proceedings.                                  7

Item 4.   Submission of Matters to a Vote of                  7
          Security Holders.

                                PART II

Item 5.   Market for Registrant's Common Equity and           8
          Related Stockholder Matters.

Item 6.   Selected Financial Data.                            12

Item 7.   Management's Discussion and Analysis of             13
          Financial Condition and Results of Operation.

Item 7A.  Quantitative and Qualitative Disclosures            17
          About Market Risk.

Item 8.   Financial Statements and Supplementary Data.        17

Item 9.   Changes in and Disagreements with Registered
          Public Accounting Firm on Accounting and
          Financial Disclosure.                               17

Item 9A.  Controls and Procedures.                            17

                               PART III

Incorporated by reference to the Proxy Statement              18
of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2004.

                                PART IV

Item 10.  Exhibits, Financial Statement Schedules and         19
          Reports on Form 8-K.

Signatures                                                    21

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

      The shareholders also voted on proposals to approve the adoption of the Company's 2003 Stock Incentive Plan and to ratify the appointment of Goldstein Golub Kessler LLP as the Company's independent registered public accounting firm for its fiscal year ended October 31, 2003. The following table sets forth the results of each vote:


                     Affirmative   Negative                Broker
Proposal             Votes         Votes      Abstention   Non Votes
--------            -----------    --------   ----------   ---------
Approval of  2003    1,009,002      64,932      2,449       769,701
Stock Incentive
Plan


Ratification of      1,836,935        634       2,466         -
the appointment
of Goldstein Golub
Kessler LLP as the
company's independent
registered public
accounting firm for
its fiscal year ended
October 31, 2003


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
                                                           Programs

--------------------------------------------------------------------
August 1, to
August 31, 2003      -            -               -            -



September 1, to
September 30, 2003   -            -               -            -



October 1 to
October 31, 2003     -            -               -            -



    Total            -            -               -            -
---------------------------------------------------------------------


ITEM 6.   Selected Financial Data


     The financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the related notes included elsewhere in this Form 10-K.

             Consolidated Statement Of Operations Data
                      (000's omitted)


                                   Year Ended October 31,
                           ------------------------------------------
                             1999     2000      2001     2002    2003
                            ------   ------    ------   ------  ------

Net sales                   18,623   20,621    22,092   25,406  26,781

Net income                     880      749       666    1,109     808

Net income per common share
 (basic)                       .44      .37       .34      .54     .42

Net income per common share
 (diluted)                     .43      .36       .34      .53     .40

Weighted average number of shares
 Outstanding (diluted)       2,055    2,057     1,986    2,099   1,996

Dividends                        -        -         -        -       -

                   Consolidated Balance Sheet Data
                           (000's omitted)


                                  At October 31,
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


Results of Operations - Fiscal 2003 as Compared to Fiscal 2002.


      For Fiscal 2003, revenues were $26,781,400 as compared to $25,405,702 in Fiscal 2002, an increase of $1,375,698 or 5%.
This increase was a result of the Company's sale of bridal gowns, bridesmaids' dresses and evening wear to more retail stores during the year (an increase in the Company's customer base).

      The Company's gross profit margin decreased in Fiscal 2003 to 42.2% from 44.7% in Fiscal 2002. The primary reason for this decrease was that the Company's product mix for Fiscal 2003 included a higher percentage of lower margin bridesmaids' dresses as compared to Fiscal 2002 when sales represented a higher percentage of bridal gowns with higher mark ups. This resulted in approximately a 1.5% decrease in the margin. Additionally, costs of goods sold in Fiscal 2003 included approximately $125,000 of occupancy costs above Fiscal 2002 levels due to the expansion of the Company's production facilities and approximately $100,000 additional payroll-related costs as the Company added a new designer (and associated staff) in the latter part of Fiscal 2003.

       Selling, general and administrative ("SG&A") expenses increased to $9,899,846 or 37% of net sales in Fiscal 2003 from $9,300,939 or 36.6% of sales in Fiscal 2002, an increase of $ 598,907. The Company's efforts in cost controls that resulted in a decrease in approximately $500,000 of expenses in office, telephone, travel, and salaries was offset by an increase of $1,000,000 in promotional expenses, as well as a $208,000 expense relating to cancelling certain stock options.

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

      During Fiscal 2003, net cash provided by the Company's operating activities was $742,192 as compared to cash provided by operating activities of $1,841,085 in Fiscal 2002. In Fiscal 2003, the Company increased its inventory in excess of $200,000 over Fiscal 2002 levels and purchased raw materials in preparation of introducing its new Alvina Valenta bridesmaid line of dresses, as well as other new product lines. In addition, the Company reduced its obsolescence inventory reserve by $110,000. The reduction included use of inventory that had been previously reserved for, as well as the disposition of approximately $75,000 of inventory for which the Company received approximately $25,000. The $50,000 difference is reflected in cost of goods sold.

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

      Funds generated from operations along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements in the foreseeable future, including all contractual obligations as disclosed in Note 13 to the financial statements.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.


Contractual Obligations
-----------------------

     The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of October 31, 2003 and is based on information appearing in the notes to the consolidated financial statements:


Contractual
Obligations     2004       2005       2006      2007      2008    Thereafter    Total
-----------     ----       ----       ----      ----      ----    ----------    -----

Operating
 Lease          $551,05   $577,445   $572,170  $562,796  $587,401  $2,452,066   $5,302,929
Employment
 Agreement      627,500    481,475    329,834   341,068   352,691   1,342,666    3,475,234

Total
Contractual  $1,178,551 $1,058,920   $902,004  $903,864  $940,092  $3,794,792   $8,778,163
 Obligations ========== ==========   ========  ========  ========  ==========   ==========



Critical Accounting Policies
----------------------------

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


Revenue Recognition
-------------------

      Revenue is recognized when persuasive evidence of an arrangement exists, (i.e. the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured). For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provided for at the time revenue is recognized.


Allowances for Doubtful Accounts
--------------------------------

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


Inventory Valuation
-------------------

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


   Title of Document                               Page
--------------------                               ----

Report of Independent Registered Public
   Accounting Firm                                 F-1

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

Consolidated Statements of Income for the
   Years Ended October 31, 2003, 2002 and 2001     F-4

Consolidated Statements of Shareholders' Equity
   for the Years Ended October 31, 2003, 2002
   and 2001                                        F-5 - F-6

Consolidated Statements of Cash Flows for the
   Years Ended October 31, 2003, 2002 and 2001     F-7 - F-8

Notes to Consolidated Financial Statements         F-9 - F-26



ITEM 9.   Changes  in  and  Disagreements with Registered  Public
          Accounting Firm on Accounting and Financial Disclosure.

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

     (b)  Reports on Form 8-K

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

     4.2     Form of 2003 Stock Incentive Plan, as amended, incor-
		 porated by reference to Exhibit 4.2 of the Company's
             Annual Report on Form 10-K for its fiscal year ended
             October 31,2003.

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

     10.4    Promissory  Note dated as of December  22,  1998  by
             Joseph L. Murphy to the Company incorporated by reference to Exhibit 10.7 to the 1999 10-KSB.

     21      List of Subsidiaries of the Company.

     23.1    Consent of Goldstein Golub Kessler LLP dated June 14, 2004.

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


                                      JLM COUTURE, INC.



Dated:   June 10, 2004              By:/s/Joseph L. Murphy
                                       -------------------
                                       Joseph L. Murphy,
                                       President


      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Name                     Capacity                 Date


/s/Daniel M. Sullivan   Chairman of the Board     June 10, 2004
---------------------   of Directors
Daniel M. Sullivan


/s/Joseph L. Murphy     President and Director    June 10, 2004
-------------------     (principal executive
Joseph L. Murphy         officer)


/s/Joseph E. O'Grady    Secretary and Director    June 10, 2004
--------------------
Joseph E. O'Grady


/s/Jerrold Walkenfeld   Principal Accounting     June 10, 2004
---------------------   Officer (principal
Jerrold Walkenfeld      Financial officer)


/s/Keith Cannon         Director                  June 10, 2004
---------------
Keith Cannon



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

      We conducted our audits in accordance with standards of the public company accounting oversight board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and Subsidiaries as of October 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with United States generally accepted accounting principles.


                                  /s/GOLDSTEIN GOLUB KESSLER LLP
                                  ------------------------------
                                  GOLDSTEIN GOLUB KESSLER LLP
New York, New York
January 21, 2004

                JLM COUTURE, INC. AND
                      SUBSIDIARIES
           Consolidated Balance Sheets as of
              October 31, 2003 and 2002


                                          2003            2002
                                       ----------     ----------
Current assets:
 Cash and cash equivalents            $ 1,219,063    $   958,810
 Accounts receivable, net of
  allowance for doubtful
  accounts, of $301,000 at
  October 31, 2003 and $326,000
  at October 31, 2002                   3,610,523      3,596,205
 Inventories, net                       4,070,192      3,747,357
 Prepaid expenses and other
  current assets                          325,283        531,712
 Deferred income taxes                     20,000              -
 Prepaid taxes                             76,188              -
                                       ----------      ---------
   Total current assets                 9,321,249      8,834,084

Equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization of
 $515,333 at October 31, 2003 and
 $412,053 at October 31, 2002             677,357        460,264

Goodwill, net of accumulated
 amortization of $70,421 at
 October 31, 2003 and 2002                211,272        211,272

Samples, net of accumulated
 amortization of $108,190 at
 October 31, 2003 and
 $133,493 at October 31, 2002             247,120        261,037

Other assets                               94,416         49,540
                                       ----------      ---------
                                      $10,551,414     $9,816,197
                                       ==========      =========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


               JLM COUTURE, INC. AND SUBSIDIARIES
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

                JLM COUTURE, INC. AND SUBSIDIARIES
               Consolidated Statements of Income
                      For the Years Ended
                  October 31, 2003, 2002 and 2001


                                 2003        2002        2001
                              ----------  ----------  ----------

Net sales                    $26,781,400 $25,405,702 $22,092,392
Cost of goods sold            15,487,372  14,038,477  12,385,206
                              ----------  ----------  ----------
Gross profit                  11,294,028  11,367,225   9,707,186
Selling, general and
 administrative expenses       9,899,846   9,273,739   8,502,994
                              ----------  ----------  ----------
Operating income               1,394,182   2,066,286   1,204,192
Interest income (expense),
 net of interest expense of
 $8,249 for 2003 and interest
 income of $17,810 and $5,111
 for 2002 and 2001, respectively   8,448     (10,153)    (51,389)
Income before provision for   ----------  ----------  ----------
 income taxes                  1,402,630   2,056,133   1,152,803
Provision for income taxes       594,878     947,000     486,440
                              ----------  ----------  ----------
Net income                   $   807,752 $ 1,109,133 $   666,363
                              ==========  ==========  ==========
Net income per weighted
 average number of common
 shares:

 Basic                             $0.42       $0.54       $0.34
                              ==========  ==========  ==========
 Diluted                           $0.40       $0.53       $0.34
                              ==========  ==========  ==========
Weighted average number of
 common shares outstanding:

 Basic                         1,914,392   2,043,907   1,980,200
                              ==========  ==========  ==========
 Diluted                       1,995,823   2,098,981   1,985,833
                              ==========  ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

        <CAPTION
                       JLM COUTURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  For the Years Ended October 31, 2002 and 2001



                                                                          Notes                             Total
                                         Additional                       Receivable                        Share-
                        Common Stock     Paid-in  Retained  Deferred      and Accrued    Treasury Stock     holders'
                     Shares      Amount  Capital  Earnings  Compensation  Interest     Shares     Amount    Equity
-----------------------------------------------------------------------------------------------------------------------


Balance October 31,  2,120,530   $423    $3,294,984  $3,296,732 (101,250) $(432,135)  (132,420)  $(333,747)  $5,725,007
 2000

Purchase of Treasury
 Stock                                                                                (99,900)   (201,412)    (201,412)

Exercise of Stock       10,000      2         8,698                                                              8,700
 Options

Accrued Interest on
 Notes Receivable                                                           (10,083)                           (10,083)

Payments on Notes Receivable                                                 10,083                             10,083

Employee Stock Grant   200,000     40       349,960              (350,000)                                           -
Amortization of Deferred                                           30,000                                       30,000
 Compensation

Net Income                                             666,363                                                 666,363
                     ---------    ---     ---------  ---------    --------  ---------  --------    -------  ----------

Balance October 31,
 2001                2,330,530   $465     $3,653,642  $3,963,095  $(421,250)$(432,135)(232,320) $(535,159)   $6,228,658
                     =========    ===      =========   =========   ========  ========  =======    =======    ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       JLM COUTURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  For the Years Ended October 31, 2003 and 2002

                                                                          Notes                             Total
                                         Additional                       Receivable                        Share-
                        Common Stock     Paid-in  Retained  Deferred      and Accrued    Treasury Stock     holders'
                     Shares      Amount  Capital  Earnings  Compensation  Interest     Shares     Amount    Equity
-----------------------------------------------------------------------------------------------------------------------

Balance October 31,
 2001               2,330,530    $465  $3,653,642  $3,963,095  (421,250) $(432,135)   (232,320) $(535,159) $6,228,658

Purchase of Treasury
 Stock                                                                                (133,850)  (369,343)   (369,343)

Accrued Interest on
 Notes Receivable                                                           (6,700)                            (6,700)

Payments on Notes Receivable
                                                                            73,570                             73,570

Amortization of Deferred
 Compensation                                                     86,250                                       86,250

Net Income                                           1,109,133                                              1,109,133
                     ---------    ---    ---------  ----------  --------  ---------   --------  ---------  ----------

Balance October 31,  2,330,530   $465   $3,653,642  $5,072,228 $(335,000) $(365,265)  (366,170) $(904,502) $7,121,568
 2002                =========    ===    =========   =========  ========  =========    =======  =========  ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       JLM COUTURE, INC. AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                  For the Years Ended October 31, 2003 and 2002

                                                            Accumulated
                                                            Other                  Notes                           Total
                                         Additional         Compre-                Receivable                      Share-
                        Common Stock     Paid-in   Retained hensive  Deferred      and Accrued  Treasury Stock     holders'
                     Shares      Amount  Capital   Earnings Loss     Compensation  Interest    Shares    Amount    Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance October 31,
 2002              2,330,530    $465   $3,653,642 $5,072,228          (335,000)    $(365,265)  (366,170)   $(904,502)  $7,121,568

Net Income                                           807,752                                                              807,752

Foreign currency translation                                 (25,095)                                                     (25,095)
                                                                                                                         --------
Comprehensive Income                                                                                                      782,657
                                                                                                                        ---------
Shares tendered upon option
 exercise                                 24,205                                                  (4,666)    (24,205)

Purchase of Treasury
 Stock                                                                                           (61,000)   (214,261)  (214,261)

Exercise of Stock                          1,695                                                                          1,695
 Options

Accrued Interest on
 Notes Receivable                                                                    (3,695)                             (3,695)

Payments on Notes Receivable                                                         51,000                              51,000

Amortization of Deferred
 Compensation                                                            86,250                                          86,250
                   ---------   ----    ---------  ---------   --------  --------    --------      -------  ---------- ---------
Balance October 31,
 2003              2,330,530   $465   $3,679,542 $5,879,980  $(25,095) $(248,750) $(317,960)    (431,836)$(1,142,968)$7,825,214
                   =========   ====    =========  =========  ========  =========   ========      =======  ========== ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  JLM COUTURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
          For the Years Ended October 31, 2003, 2002 and 2001


                                          2003      2002        2001
                                         -------  ---------   --------
Cash flows from operating activities:
Net income                              807,752   1,109,133    666,363
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization          103,280      94,633     86,230
 Provision for doubtful accounts         50,000           -    (75,000)
 Foreign currency translation           (25,095)          -          -
 Accrued interest income on note
  receivable                             (3,695)     (6,700)   (10,083)
 Compensation expense on issuance
  of stock options and common stock      86,250      86,250     30,000
 Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                         (64,318)    (161,677)   115,223
    Increase in inventories           (322,835)     (31,204)   (43,619)
   (Increase) decrease in prepaid
    expenses and other current assets  206,429      109,075   (146,185)
   Increase in prepaid taxes           (76,188)           -   (152,910)
   (Increase) decrease in samples
    and other assets                   (30,959)       3,713     62,360
   Increase (decrease) in accounts
    payable                            179,329     (160,772)  (160,654)
   Increase (decrease) in
    accrued expenses and other
    current liabilities                131,531      502,584    (42,605)
   Increase (decrease) in income taxes
    payable                           (157,289)     157,289   (884,108)
   Increase (decrease) in deferred
    income taxes                      (142,000)     147,000    852,721
   Decrease in other long-term
    liabilities                              -       (8,239)   (25,435)
   Net cash provided by              ---------    ---------   --------
    operating activities               742,192    1,841,085    272,298
                                     ---------    ---------   --------
 Cash flows from investing activities:
   Purchase of property and equipment (320,373)    (341,149)   (40,356)
   Net cash used in investing activ- ---------    ---------   --------
    ities                             (320,373)    (341,149)   (40,356)
                                     ---------    ---------   --------


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                  JLM COUTURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
          For the Years Ended October 31, 2003, 2002 and 2001
                              (Continued)


                                          2003       2002        2001
                                        --------  ---------   ---------

Cash flows from financing activities:
 Net reductions of revolving
  line of credit                        $       -   $(450,000) $      -
 Payments on note receivable               51,000      73,570    10,083
 Proceeds from stock option exercise        1,695           -     8,700
 Purchase of treasury stock              (214,261)   (369,343) (201,412)
                                        ---------    --------  --------
 Net cash used in financing activities   (161,566)   (745,773) (182,629)
                                        ---------    --------  --------
 Net increase in cash                     260,253     754,163    49,313
 Cash and cash equivalents,
  beginning of year                       958,810     204,647   155,334
                                        ---------    --------  --------
Cash and cash equivalents, end of year $1,219,063   $ 958,810  $204,647
                                        =========    ========  ========

          Supplemental Disclosures of Cash Flow Information

 Cash paid during the year for:
  Interest                      $  4,553   $30,107   $ 51,373
                                ========   =======    =======
  Income taxes                  $970,000  $490,000   $655,622
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

          Samples

          The Company produces trunk show samples of each dress line to be used for displaying at trunk shows (fashion shows in customers' stores). These dresses are shipped from customer to customer to be used at numerous trunk shows throughout the year. These dresses are amortized over a one-year period.

          In addition, the Company produces production samples which are used by contractors in manufacturing dresses as they are ordered by customers. These production samples are amortized over their useful life of 4 years. Based on historical sales patterns, a dress style is typically sold for approximately four years after its introduction. Sample costs include all costs of manufacturing the samples, which primarily consist of fabric and trim, as well as contract labor and allocated overhead. The Company reviews its



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2003, 2002 and 2001


          samples on a regular basis for any styles that have been discontinued. Discontinued samples are written off and charged to operations in the period in which they are discontinued.

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

          Revenue Recognition

          Revenue is recognized when persuasive evidence of an arrangement exists, (i.e. the product has been delivered, the rights and risks of ownership have passed to the customer, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured). For arrangements which include customer acceptance provisions, revenue is not recognized until the terms of acceptance are met. Reserves for sales returns and allowances are estimated and provide for at the time revenue is recognized.




                    JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2003, 2002 and 2001


          Freight And Delivery Costs

          The Company's freight and delivery costs are included in selling, general and administrative expenses and amounted to approximately $773,000, $715,000 and $712,000 for the years ended October 31, 2003, 2002 and 2001, respectively. Amounts charged to customers for freight and delivery are included in revenues.

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
                                 =========  =========  =========


          Comprehensive Income

          In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This standard establishes requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non owner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The Company adopted SFAS No. 130 during the first quarter of Fiscal 1999.

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

          Cost of Goods Sold

          The cost of goods sold include all materials used in producing dresses, labor costs (inclusive of fringe benefits), production sample costs, as well as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of the Company's distribution network.

          Selling, General & Administrative Costs

          The Company's selling, general & administrative costs ("SG&A") include, advertising and promotional costs, sales expenses, freight and delivery, office expenses, computer related costs, travel and entertainment, credit and collection costs as well as bad debts. All salary costs (as well as related fringe benefits) not directly related to the production of dresses are charged to SG&A.


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
                                       =========      ========


Note 6.   Goodwill

      Effective November 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and intangible assets with indefinite lives are not to be amortized and the remaining book value is to be tested for impairment at least annually at the reporting unit level using a two-step impairment test. To accomplish this, the Company determined the fair value of the reporting unit and compared it to the carrying amount of the reporting at that date. No impairment charges resulted from this evaluation since the fair value of the reporting unit exceeded the carrying amount.





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


Note 9.   Income Taxes

          The  provision  for income taxes for  the  years  ended
          October  31,  2003,  2002  and  2001,  consist  of  the
          following:
                                   2003       2002       2001
                                 --------   --------   --------
               Current:
               Federal           $564,665   $592,183   $380,898
               State and local    172,213    206,817    121,814
                                 --------   --------   --------
                                 $736,878   $799,000   $502,712
                                 --------   --------   --------
               Deferred:
               Federal            (93,000)   113,000    246,020
               State and local    (49,000)    35,000   (262,292)
                                 --------   --------   --------
                                 (142,000)   148,000   (16,272)
                                 --------   --------   --------
                                 $594,878   $947,000   $486,440
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
                                           ===      ===     ===

The  components of deferred income tax assets and liabilities are as follows:
                                          October 31,
                                      -------------------------
                                         2003           2002
                                      ----------     ----------
Deferred tax assets:
 Allowance for doubtful accounts     $   132,000    $   133,000
 Other liabilities and accruals           14,000         13,000
                                      ----------     ----------
  Total deferred tax assets              146,000        146,000
                                      ----------     ----------
Deferred tax liabilities:
 Prepaid advertising and
  marketing expenses                    (126,000)      (219,000)
 Intercompany reimbursement taxed
  in different period                   (593,000)      (664,000)
 Accumulated depreciation and
  amortization                           (22,000)             -
                                      ----------     ----------
  Total deferred tax liabilities        (741,000)      (883,000)
                                      ----------     ----------
Net deferred tax liability           $  (595,000)   $  (737,000)
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


Note 10.  Shareholders' Equity

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

          On October 28, 2003, the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan"). Awards may be granted under the Plan on and after its effective date (August 12, 2003). The 2003 Plan authorizes the grant of incentive options, nonqualified options, SARs, restricted awards and performance awards. Incentive options may only be granted to employees of the Company. The option price at which an option may be exercised must be at least 100% of the fair market value per share of the Common Stock on the date of grant (or 110% of the fair market value with respect
               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2003, 2002 and 2001


          to incentive options granted to an employee who owns stock possessing more than 10% of the total voting power of all classes of stock of the Company). The maximum number of shares that may be issued pursuant to awards granted under the 2003 Plan may not exceed the sum of (a) 500,000 shares, plus (b) any shares of Common Stock (1) remaining available for issuance as of the effective date of the 2003 Plan under the 1996 Plan.
                                    F-25



                       JLM COUTURE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the Years Ended October 31, 2003, 2002 and 2001


The following table summarizes data relating to non-incentive plan options and incentive plan options:

                            Incentive

                    ---------------------------------------------------
                           Average          Average           Average
                           Exercise         Exercise          Exercise
                    2003   Price     2002   Price      2001   Price
                    ---------------------------------------------------

Options outstanding
 at the beginning of
 the year            48,000  2.10   122,500   3.32   132,500    3.28
Options granted      22,000  3.66    48,000   2.10         -       -
Options expired      (6,000)    -  (122,500)  3.32   (10,000)   2.75
Options exercised         -  2.10         -      -         -       -
                     ------  ----   -------   ----   -------    ----
Options outstanding
 at the end of the
 year                64,000  2.64    48,000   2.10   122,500    3.32
                     ======  ====   =======   ====   =======    ====
Options exercisable
 at the end of the
  year                   -     -         -      -    122,500    3.32
                     ======  ====   =======   ====   =======    ====
                                    Non-Incentive
                     ------------------------------------------------
                           Weighted         Weighted        Weighted
                           Average          Average         Average
                           Exercise         Exercise        Exercise
                    2003   Price   2002     Price    2001   Price
                    -------------------------------------------------

Options outstanding
 at the beginning of
 the year           354,000  2.33  408,000   3.11   413,000  3.02
Options granted           -     -  124,000   2.10    30,000  1.75
Options expired     200,000) 2.56 (178,000)  3.95   (25,000) 0.87
Options exercised   (14,000) 1.85        -      -   (10,000) 0.87
                    -------  ----  -------   ----   -------  ----
Options outstanding
 at the end of the
 year               140,000   2.05  354,000   2.33   408,000  3.11
                    =======   ====  =======   ====   =======  ====
Options exercisable
 at the end of the
  year              20,000    1.75  230,000   2.46   408,000  3.11
                   =======    ====  =======   ====   =======  ====


                    JLM COUTURE, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
            For the Years Ended October 31, 2003, 2002 and 2001




    The weighted average fair value of options granted during the years ended October 31, 2003, 2002 and 2001 was $3.66, $1.20 and
    $1.10, respectively.

    The following table summarizes information about stock options outstanding and exercisable at October 31, 2003:

                            Options Outstanding        Options Exercisable
                  -----------------------------------  --------------------

                               Weighted
                               Average       Weighted           Weighted
                               Remaining     Average   Number   Average
Range of          Number       Contractual   Exercise  Exerc-   Exercise
Exercise Price    Outstanding  Life          Price     isable   Price
--------------    -----------  -----------   --------  -------  ---------
$1.75 - $2.10       182,000       3 years     $2.06     20,000   $1.75

$3.66 - $3.66        22,000       4 years     $3.66          -       -

==============    ===========  ===========   ========  =======  =========



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



                   JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2003, 2002 and 2001


Note 14.  Interim Financial Information (Unaudited)




                                       Three-Month Period Ended
                           ----------------------------------------------------
2003                    January 31      April 30     July 30     October 31
                        -------------------------------------------------------

Revenue                  $5,653,948     $8,021,560   $7,847,951   $5,257,941
Gross profit              2,241,137      3,120,905    3,084,764    2,107,229
Net income (loss)           200,505        392,985      481,105     (266,843)
Basic earnings per share       0.10           0.21         0.25        (0.14)
Diluted earnings per share     0.10           0.19         0.24        (0.13)


                                         Three-Month Period Ended
                           ----------------------------------------------------
2002                    January 31      April 30     July 30     October 31
                        -------------------------------------------------------

Revenue                    $4,643,091     $7,801,100   $7,745,328  $5,216,183
Gross profit                1,815,456      2,800,252    2,896,517   3,150,864
Net income                    167,844        380,959      475,569      84,761
Basic earnings per share         0.08           0.19         0.23        0.03
Diluted earnings per share       0.08           0.19         0.23        0.03


                                         Three-Month Period Ended
                           ----------------------------------------------------
2001                     January 31      April 30     July 30     October 31
                           ----------------------------------------------------

Revenue                    $4,373,945     $6,501,792   $6,550,415  $4,666,240
Gross profit                1,604,065      2,481,214    2,398,198   2,614,659
Net income (loss)             158,553        313,531      307,658    (113,379)
Basic earnings per share         0.08           0.16         0.16       (0.06)
Diluted earnings per share       0.08           0.16         0.16       (0.06)




                         EXHIBIT INDEX

     4.2    Form of 2003 Stock Incentive Plan, as amended, incor-
		   porated by reference to Exhibit 4.2 of the Company's
               Annual Report on Form 10-K for its fiscal year ended October 31,2003.

     21        List of Subsidiaries of the Company.

     23.1      Consent of Goldstein Golub Kessler LLP dated
               June 14, 2004.

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

                              F-30