Form 10-Q
period 2004-07-31
JLM COUTURE INC
filed 2004-09-20
CIK 806384

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
                               -------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM                 TO
          ---------------    ---------------.

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


-----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


As of September 18, 2004, there were 1,912,694 shares of common stock, par value $.0002 per share, outstanding.


Transitional small business disclosure format (check one):

Yes [  ]  No [ X ]

                         Page 1 of 20.

            The Exhibit Index is located on Page 19.




                       JLM COUTURE, INC.



                             INDEX



                                                             Page
                                                             ----
Part I.  Financial Information:


  Item 1.  Condensed Consolidated Financial Statements.

     Condensed Consolidated Balance Sheets at July 31,
       2004 and October 31, 2003                              5-6

     Condensed Consolidated Statements of Income for the
       three and nine month periods ended July 31, 2004
       and 2003                                               7

     Condensed Consolidated Statements of Cash Flows for the
       nine month periods ended July 31, 2004 and 2003        8-9

     Notes to Condensed Consolidated Financial Statements     10-14


  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operation.     15-16


  Item 3. Controls and Procedures                             18


Part II.  Other Information:


  Item 6. Exhibits and Reports on Form 8-K.                   19


     Signature                                                20




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



  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To JLM Couture, Inc.


      We have reviewed the accompanying condensed consolidated balance sheet of JLM Couture, Inc. and Subsidiaries as of July 31, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended July 31, 2004 and 2003, and the related condensed consolidated statements of cash flows for the nine-month periods ending July 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
September 15, 2004



                    PART I. FINANCIAL INFORMATION

                  JLM COUTURE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS



                                            July 31,     October 31,
                                              2004          2003
                                           ----------    ----------
                                           (Unaudited)
Current assets:
 Cash and cash equivalents                $   621,152     1,219,063
 Accounts receivable, net of allowances
  for doubtful accounts and trade
  discounts - $301,000 at July 31,
  2004 and October 31, 2003                 4,535,211     3,610,523
 Inventories                                4,741,055     4,070,192
 Prepaid expenses and other current
  assets                                      350,818       325,283
 Deferred income taxes                              -        20,000
 Prepaid taxes                                      -        76,188
                                           ----------    ----------
    Total current assets                   10,248,236     9,321,249

Equipment and leasehold improvements
 net of accumulated depreciation and
 amortization of $601,462 at July 31,
 2004 and $515,333 at October 31, 2003        633,546       677,357

Goodwill                                      211,272       211,272

Samples, net of accumulated amortization
 of $279,136 at July 31, 2004 and
 $108,190 at October 31, 2003                 144,004       247,120

Other assets                                   94,416        94,416
                                           ----------    ----------
                                          $11,331,474   $10,551,414
                                           ==========    ==========


See accompanying notes to condensed consolidated financial statements.

                  JLM COUTURE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                           July 31,     October 31,
                                             2004          2003
                                          ----------    ----------
                                          (Unaudited)
Current liabilities
  Accounts payable                       $ 1,621,479   $ 1,193,570
  Accrued expenses and
    other current liabilities                460,549       917,630
  Income taxes payable                       151,881             -
                                          ----------    ----------
  Total current liabilities                2,233,909     2,111,200

Deferred income taxes                        598,200       615,000
                                          ----------    ----------
Total liabilities                          2,832,109     2,726,200
                                          ----------    ----------
Shareholders' equity
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding - none
  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,344,530 at July 31, 2004
  and October 31, 2003;
  Outstanding 1,912,694 at July 31,
  2004 and October 31, 2003                      465           465
  Additional paid-in capital               3,679,542     3,679,542
 Retained earnings                         6,408,556     5,879,980
                                          ----------    ----------
                                          10,088,563     9,559,987
  Less:  Deferred compensation              (184,063)     (248,750)
         Notes receivable and accrued
           interest                         (268,773)     (317,960)
         Treasury stock at cost:
          431,836 shares at July 31,
          2003 and October 31, 2003       (1,142,968)   (1,142,968)
  Accumulated other comprehensive
    income (loss)                              6,606       (25,095)
                                          ----------    ----------
      Total shareholders' equity           8,499,365     7,825,214
                                          ----------    ----------
                                         $11,331,474   $10,551,414
                                          ==========    ==========

See accompanying notes to condensed consolidated financial statements.


                    JLM COUTURE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004 AND 2003
                               (Unaudited)

                         THREE MONTHS ENDED         NINE MONTHS ENDED
                              JULY 31,                   JULY 31,
                         2004          2003          2004          2003
                      ----------    ----------   -----------   -----------
Net sales             $6,954,600    $7,847,951   $19,960,405   $21,523,459

Cost of goods sold     4,320,610     4,531,231    12,259,494    12,485,706
                       ---------     ---------    ----------    ----------
Gross profit           2,633,990     3,316,720     7,700,911     9,037,753
Selling, general and
 administrative
 expenses              2,375,905     2,465,482     6,795,323     7,152,023
                       ---------     ---------    ----------    ----------
Operating income         258,085       851,238       905,588     1,885,730

Interest Income
 (expense), net            1,262          (133)        5,988         3,865
                       ---------     ---------    ----------    ----------
Income before provision
 for income taxes        259,347       851,105       911,576     1,889,595

Provision for income
 taxes                    98,000       370,000       383,000       815,000
                       ---------     ---------    ----------    ----------
Net income            $  161,347    $  481,105    $  528,576   $ 1,074,595
                       =========     =========    ==========    ==========
Net income per weighted
 average number of common
 shares

Basic                 $     0.08    $     0.25   $      0.28   $      0.56
                       =========     =========    ==========    ==========
Diluted               $     0.08    $     0.24   $      0.27   $      0.53
                       =========     =========    ==========    ==========
Weighted average number
 of common shares

Basic                  1,912,694     1,905,733     1,912,694     1,915,611
                       =========     =========    ==========    ==========
Diluted                1,960,956     1,977,293     1,967,805     2,028,270
                       =========     =========    ==========    ==========

  See accompanying notes to condensed consolidated financial statements.

                    JLM COUTURE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED JULY 31, 2004 AND 2003

                                                     NINE MONTHS ENDED
                                                          JULY 31,
                                                     2004          2003
                                                  ----------   ----------
Cash Flows from Operating Activities
Net income                                       $   528,576  $ 1,074,595
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
 Depreciation and amortization                        86,129       70,525
 Accrued interest on notes                            (4,063)           -
 Amortization of deferred compensation                64,687       64,687
 Provision for doubtful accounts and trade discounts       -       50,000
 Changes in operating assets and liabilities
    Increase in accounts receivable                 (924,688)  (1,730,935)
    Increase in inventories                         (670,863)    (268,025)
    Decrease (increase) in prepaid expenses
     and other current assets                        (25,535)     237,995
    Decrease in prepaid taxes                         76,188            -
    Decrease in samples                              103,116       73,078
    Increase in other assets                               -      (44,875)
    Increase in accounts payable                     427,909      502,711
    Decrease in accrued expenses
     and other current liabilities                  (457,081)    (136,451)
    Increase (decrease) in taxes payable             151,881      (55,200)
    Increase in deferred income taxes                  3,200            -
                                                  ----------   ----------
Net cash (used in) provided by
 Operating Activities                               (640,544)    (161,895)
                                                  ----------   ----------
Cash Flows From Investing Activities
 Purchase of property and equipment                  (42,318)    (204,770)
Net payments of notes receivable                      53,250       44,500
                                                  ----------   ----------
Net Cash provided by (used in) Investing
 Activities                                           10,932     (160,270)
                                                  ----------   ----------
Cash Flows from Financing Activities
Purchase of treasury stock                                 -     (214,261)
                                                  ----------   ----------
Cash used in Financing Activities                          -     (214,261)
                                                  ----------   ----------
Foreign currency translation                          31,701            -
Net decrease in cash                                (597,911)    (536,426)
Cash, beginning of period                          1,219,063      958,810
                                                  ----------   ----------
Cash, end of period                              $   621,152  $   422,384
                                                  ==========   ==========

  See accompanying notes to condensed consolidated financial statements.


               JLM COUTURE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED
                       JULY 31, 2004 AND 2003
                           (Unaudited)



 Supplemental Disclosures of Cash Flow Information:


                                           2004          2003
                                         -------        -------
 Cash paid during the period for:
  Interest                              $ 10,028       $ 12,264
                                         =======        =======
  Income taxes                          $156,931       $870,000
                                         =======        =======


See accompanying notes to condensed consolidated financial statements.





               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation


      The condensed consolidated balance sheet as of July 31, 2004, the condensed consolidated statements of income for the three and nine month periods ended July 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine month periods ended July 31, 2004 and 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of July 31, 2004 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

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

      Sales for the three and nine month period ended July 31,  2003,
have  been  reclassified  to  include  shipping  charges  billed   to
customers.

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



                 JLM COUTURE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


Three months ended July 31,              2004          2003
----------------------------------------------------------------
Net income - as reported                $161,347      $481,105

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects   11,475        14,416
----------------------------------------------------------------
Net income - pro forma                  $149,872      $466,689
================================================================
Basic income per share - as reported    $   0.08      $   0.25
================================================================
Basic income per share - pro forma      $   0.08      $   0.24
================================================================
Diluted income per share - as reported  $   0.08      $   0.24
================================================================
Diluted income per share - pro forma    $   0.08      $   0.24
================================================================


Nine months ended July 31,                2004          2003
----------------------------------------------------------------

Net income - as reported                $528,576    $1,074,595

Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects   39,466        38,206
----------------------------------------------------------------
Net income - pro forma                  $489,110    $1,036,389
================================================================
Basic income per share - as reported    $   0.28      $   0.56
================================================================
Basic income per share - pro forma      $   0.26      $   0.54
================================================================
Diluted income per share - as reported  $   0.27      $   0.53
================================================================
Diluted income per share - pro forma    $   0.25      $   0.51
================================================================


                 JLM COUTURE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)



Note 2.   Inventories

      Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.


     Inventories consisted of the following:


                           July 31, 2004       October 31, 2003
                           --------------       ----------------

Raw materials               $3,453,714             $3,319,321
Work-in-process                708,743                180,816
Finished goods                 578,598                570,055
                             ---------              ---------
                            $4,741,055             $4,070,192
                             =========              =========


      Raw materials are shown net of $150,000 obsolescence reserve at July 31, 2004 and October 31, 2003.



Note 3.   Revolving Line of Credit

      The Company has an available line of credit of up to $500,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At July 31, 2004 and October 31, 2003 the Company had no outstanding balances under the revolving line of credit.




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


Allowances for Doubtful Accounts

      We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers' inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $301,000 at July 31, 2004 and October 31, 2003.


Inventory Valuation

      We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand


               JLM COUTURE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At July 31, 2004 and October 31, 2003 we maintained an obsolescence reserve of $150,000.


Impairment of Goodwill

      In determining the recoverability of goodwill, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record charges not previously recorded. Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the cost of certain intangibles will no longer be subject to amortization but was reviewed for potential impairment during the first nine months of Fiscal 2004 and on an annual basis thereafter. The Company concluded, as of July 31, 2004, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.


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

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


Results of Operations

     Nine months ended July 31, 2004 as compared to nine months ended July 31, 2003.

      For the first nine months of the Company's fiscal year ending October 31, 2004 ("Fiscal 2004"), revenues decreased to $19,960,405 from $21,523,459, a decrease of 7% over the same period a year ago. The Company believes the decrease was due to reduced demand for the Company's products in the current economic environment as there is a nationwide trend towards simpler weddings. In addition, the temporary increase in the number of weddings subsequent to September 11, 2001 has subsided. Also, brides-to-be purchase their wedding gowns 10 to 12 months in advance of their wedding. As such, the decrease in sales is reflective of the slower economy of one year ago. Gross profit as a percentage of sales decreased to 39% from 42%. The lower margin was a result of the current year's product mix which included a higher percentage of lower margin bridesmaids' gowns as compared to last year when the Company sold more bridal gowns. This product mix reduced gross margin by 2%. Additionally, despite the reduced sales level, production salaries and other costs were $250,000 higher than last year as the Company added a new designer and associated staff in the latter part of Fiscal 2003. Selling, general and administrative expenses were $6,795,323, a reduction of $356,700 from last year's $7,152,023, primarily due to a charge of $250,000 options in the prior period as well as reduced promotional spending in the current period.

     For three months ended July 31, 2004 as compared to three months ended July 31, 2003.

      For the quarter ended July 31, 2004 ("Fiscal 2004"), revenues decreased to $6,954,600 from $7,847,951, a decrease of 11% over the same period a year ago. This decrease was due to reduced demand for the Company's products in the current economic environment as there is a nationwide trend towards simpler weddings. In addition, the temporary increase in the



               JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.
                             (Continued)

number of weddings subsequent to September 11, 2001 has subsided. Also, brides-to-be purchase their wedding gowns 10 to 12 months in advance of their wedding. As such, the decrease in sales is reflecting of the slower economy of one year ago. Gross profit as a percentage of sales decreased to 38% from 42%. The lower margin was a result of the current year's product mix which included a higher percentage of lower margin bridesmaids gowns as compared to last year when the Company sold more bridal gowns. This product mix reduced gross margin by 3%. Additionally, despite the reduced sales level, production salaries and other costs were $100,000 higher than last year as the Company added a new designer and associated staff in the latter part of Fiscal 2003. Selling, general and administrative expenses were $2,375,905, a reduction of $89,577 from $2,465,482 in the second quarter of Fiscal 2003 primarily due to reduced promotional spending.


Liquidity and Capital Resources

      The Company's working capital increased to $8,014,327 at July 31, 2004 from $7,210,049 at October 31, 2003. This increase was due primarily to the net income for the period as adjusted for non cash charges to income such as depreciation and amortization of property and equipment and deferred compensation.

      During the nine months ended July 31, 2004, the Company used $640,544 for operations as compared to $161,845 of cash in the year earlier primarily due to the decrease in net income. Cash provided by investing activities was $10,932 in the current period compared to cash used of $160,270 a year earlier. Last year, the Company expanded its production facilities and the change is primarily due to the purchase of property and equipment for the expansion in the prior period. The Company did not use any cash for financing activities in the current nine month period, as compared to last year when the Company repurchased $214,261 of treasury stock.


               JLM COUTURE, INC. AND SUBSIDIARIES


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

      The Company's Chief Executive Officer and Principal Accounting Officer (its principal executive officer and principal accounting officer, respectively) have evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.





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

Dated: September 20, 2004