Form 10-K
period 2004-10-31
JLM COUTURE INC
filed 2005-02-14
CIK 806384

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                      ___________________________

                               FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended October 31, 2004
                                  or
          [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from          to
                                               ----------  --------

                     Commission File No.: 0-19000
                                         --------


                           JLM COUTURE, INC.
 ------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Delaware                                13-3337553
------------------------------------      --------------------
(State or other jurisdiction                (IRS Employer
 of incorporation or organization)          Identification No.)

    225 West 37th Street, 5th Floor, New York, NY    10018
-------------------------------------------------------------------
(Address of principalexecutive offices)              (Zip Code)

Registrant's telephone number, including area code: (212) 921-7058

Securities registered pursuant to Section 12(b) of the Act:      None

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

Indicate by check mark whether the registrant is an accelerated filer:
Yes [   ]      No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the Common Stock on January 16, 2004 as reported by NASDAQ) was approximately $3,624,581.

As of October 31, 2004 the issuer had 1,962,644 shares of Common Stock, par value $.0002 per share outstanding.

The Proxy Statement of the registrant to be filed on or before February 28, 2005 is incorporated herein by reference.



                           TABLE OF CONTENTS

                                PART I
                                                           PAGE
                                                          --------
Item 1.   Business.                                           3

Item 2.   Properties.                                         6

Item 3.   Legal Proceedings.                                  7

Item 4.   Submission of Matters to a Vote of                  7
          Security Holders.

                                PART II

Item 5.   Market for Registrant's Common Equity and           8
          Related Stockholder Matters.

Item 6.   Selected Financial Data.                            11

Item 7.   Management's Discussion and Analysis of             12
          Financial Condition and Results of Operation.

Item 7A.  Quantitative and Qualitative Disclosures            17
          About Market Risk.

Item 8.   Financial Statements and Supplementary Data.        17

Item 9.   Changes in and Disagreements with Registered
          Public Accounting Firm on Accounting and
          Financial Disclosure.                               17

Item 9A.  Controls and Procedures.                            18

                               PART III

Incorporated by reference to the Proxy Statement              18
of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2005.

                                PART IV

Item 10.  Exhibits, Financial Statement Schedules and         19-20
          Reports on Form 8-K.

Signatures                                                    21



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


                                PART I

Item 1.  Business.

      Background. JLM Couture, Inc. (the "Company"), a Delaware corporation whose name was changed from Jim Hjelm's Private Collection, Ltd. in July 1997, was organized in April 1986 to design, manufacture and market high quality bridal wear and related
accessories,  including  bridesmaid  gowns.   In  1993,  the   Company
launched the Lazaro bridal division. In May 1997, the Company acquired Alvina Valenta Couture Collection, Inc. ("Alvina"), which designs, manufactures and markets couture-quality bridal wear. In 1999, the Company established a sales office in England to penetrate the European market. In 2000, the Company launched Lazaro Ensembles and Jim Hjelm Just Separates as new bridesmaid divisions.

      Business. The Company operates primarily in one business segment: the design, manufacture and distribution of bridal gowns, veils and bridesmaid gowns. For financial information relating to the Company's business segment, please refer to the Financial Statements contained elsewhere herein.

      The Company's couture lines of bridal gowns, bridesmaid gowns, veils and related items (the "Jim Hjelm," "Lazaro" and "Alvina Valenta" lines) emphasize contemporary and traditional styles characterized by ankle or floor length gowns, with or without trains, and are principally constructed in satin, silk and lace. The Company's designs reflect its emphasis on quality and design originality. Wholesale prices for the Company's bridesmaid and bridal gowns range from $100 to $180 and $700 to $3,200, respectively, with suggested retail prices ranging from $200 to $360 for bridesmaid gowns and $1,400 to $6,400 for bridal gowns.

      The Company also produces a line of less expensive bridal gowns called "Visions", which is styled similarly to the Company's couture lines, but is constructed from less expensive fabrics. The wholesale prices for bridal gowns in the "Visions" line range from $395 to $600 and the retail prices range from $800 to $1,200.

      The Company manufactures its products at both its own facilities and through hiring independent contractors. The Company uses its best efforts to maintain quality control over its independent contractors and supplies these contractors with cut pattern pieces. There are generally no written agreements between the Company and these contractors, enabling the Company to utilize each contractor on an as-needed basis. The Company also performs special changes on its basic designs at a customer's request. The Company generally charges the customer for custom alterations.

      The Company utilizes bridal boutiques or bridal departments in women's clothing and department stores to market its gowns. During its fiscal year ended October 31, 2004 ("Fiscal 2004"), October 31, 2003 ("Fiscal 2003") and October 31, 2002 ("Fiscal 2002"), no customer accounted for more than ten percent (10%) of the Company's sales.

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

      Designers of the Company's products include Lazaro Perez (who designs under the name Lazaro), Victoria McMillan (Alvina Valenta) and Francesca Pitera for Jim Hjelm. Lazaro was awarded the Distinctive Excellence in Bridal Industry (DEBI) Award in the category of Style Innovator for bridal gowns in 1997, 1999 and 2004.

     Ms. McMillan designs the Company's Alvina Valenta line of upscale wedding and bridesmaids gowns and which was acquired by the Company in 1997. Ms. McMillan has been the designer for Alvina Valenta since 1989.

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

      The Company's designers generally participate in the Company's marketing efforts by appearing at seasonal bridal fashion shows and trunk shows, and otherwise being available for showing the Company's lines of bridal products. The Company also employs a full-time sales staff of 10 persons supervised by Mr. Joseph L. Murphy, the Company's President.

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

      In an effort to establish a presence in Europe, the Company retains a sales representative located in England to market its Occasions and Lazaro bridesmaid gowns to the European community. Sales from this operation comprised approximately 3 to 5% of the Company's revenues in each of the last three fiscal years.

      As of January 31, 2005 and January 31, 2004 the Company's backlog of firm orders was approximately $3,700,000 and
$4,500,000, respectively. This backlog is comprised of the normal delay between receipt of an order and the manufacture of the order. All orders were delivered or expect to be completed within the applicable fiscal year.

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


ITEM 2.  Property.

      The Company's executive offices and manufacturing facility are located at 225 West 37th Street, New York, New York. This space is located in Manhattan's "garment center", an area primarily devoted to garment manufacturers and other business tenants. The premises are occupied pursuant to two leases with an unaffiliated party, both of which expire on February 28, 2013. The Company's manufacturing facility consists of a fully-equipped design and production area, which includes cutting tables, sewing machines and other equipment required to manufacture the Company's products. The Company also leases space at 525 Seventh Avenue under a lease terminating February 28, 2012 with an unaffiliated party. This space is utilized to display the Company's products to buyers and for marketing activities.


ITEM 3.  Legal Proceedings.

      The Company is not a party to any material pending legal proceedings, and to the best knowledge of the Company, no such proceedings have been threatened.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

      On September 29, 2004, the Company held its Annual Meeting of Shareholders (the "Meeting"). The Company solicited proxies for the meeting pursuant to Regulation 14A of the Securities
Exchange Act of 1934 (the "Act"); the Company's nominee for director was elected and there was no solicitation in opposition to management's nominee. Mr. Joseph Murphy was elected to serve as a Class III director until the 2007 Annual Meeting of Stockholders and until his successor is elected and qualifies.

      The  Company's  other three directors,  Messrs.  Joseph  E.
O'Grady, Daniel Sullivan and Keith Cannon, terms of office continue until 2005, 2006 and 2006, respectively.

      The shareholders also voted to ratify the appointment of Goldstein Golub Kessler LLP as the Company's independent registered public accounting firm for its fiscal year ended October 31, 2004. The following table sets forth the results of each vote:


                                    Affirmative         Negative
Proposal                              Votes              Votes
--------                            -----------         --------

Ratification of                      1,762,912            2,333
the appointment
of Goldstein Golub
Kessler LLP as the
company's independent
registered public
accounting firm for
its fiscal year ended
October 31, 2004



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

                                   Price range of
                                    Common Stock
Quarter Ended                   High Bid      Low Bid
-------------                   --------      -------

Fiscal 2003
-----------

January 31, 2003                 $4.41         $2.96
April 30, 2003                    7.18          3.53
July 31, 2003                     8.81          5.14
October 31, 2003                  7.60          4.69

Fiscal 2004
-----------

January 31, 2004                 $5.11         $4.24
April 30, 2004                    4.90          3.44
July 31, 2004                     4.22          3.21
October 31, 2004                  3.44          2.81

Fiscal 2005
-----------

January 31, 2005                 $3.99         $2.85


      On February 8, 2005, the closing bid and ask prices in the Over-the-Counter market for the Common Stock as reported by Nasdaq were $3.47 and $3.64, respectively.

       (b) Holders. As of February 8, 2005, there were approximately 128 holders of record of the Common Stock. The Company believes that there are significantly more beneficial holders of the Common Stock as many of the shares of Common Stock are held in "street" names.

      (c)  Dividends.     No cash dividends have been paid on the
Common Stock for the past two fiscal years, and the Company does not anticipate paying cash dividends in the foreseeable future.

       (d)   Securities  Authorized  for  Issuance  Under  Equity
Compensation Plans.

      The following table provides information as of October 31, 2004 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance:

                 Equity Compensation Plan Information


----------------------------------------------------------------------
                (a)                  (b)                (c)
----------------------------------------------------------------------
Plan category  Number of         Weighted-average   Number of
               Securities to     exercise price of  securities
               be issued         outstanding        remaining
               upon exercise     options, warrants  available for
               of outstanding    and rights         future issuance
               options, warrants                    under equity
               and rights                           compensation
                                                    plans (excluding
                                                    securities
                                                    reflected in
                                                    column (a))
---------------------------------------------------------------------

Equity
compensation
plans approved
by security
holders             103,000          $2.87            629,000
---------------------------------------------------------------------

Equity
compensation
plans not
approved
by security
holders             140,000          $2.05                  0
---------------------------------------------------------------------

Total               243,000          $2.40            629,000
---------------------------------------------------------------------


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
                                                           Programs

--------------------------------------------------------------------


August 1, to
August 31, 2004      0            0               0            0



September 1, to
September 30, 2004   0            0               0            0



October 1 to
October 31, 2004,    0            0               0            0



    Total            0            0               0            0
-----------------------------------------------------------------------

ITEM 6.   Selected Financial Data


     The financial data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the related notes included elsewhere in this Form 10-K.

              Consolidated Statement Of Operations Data
                           (000's omitted)


                                             Year Ended October 31,
                                 ------------------------------------------
                                  2000      2001     2002     2003    2004
                                 ------    ------   ------   ------  ------
Net sales                       20,621    22,092   25,406   26,781   24,589

Net income                         749       666    1,109      808      368

Net income per common share
 (basic)                           .37       .34      .54      .42      .19

Net income per common share
 (diluted)                         .36       .34      .53      .40      .18

Weighted average number of shares
 outstanding (diluted)           2,057     1,986    2,099    1,996    2,008

Dividends                           -          -        -        -        -



                        Consolidated Balance Sheet Data
                           (000's omitted)


                                             At October 31,
                             ------------------------------------------
                              2000     2001      2002   2003     2004
                             ------   ------    ------  ------  ------
Working capital              4,867     6,092     6,803  7,210    7,943
Total assets                 8,755     8,739     9,816 10,551   10,684
Long-term debt                  34        8         -       -        -
Shareholder's equity         5,725    6,228     7,122   7,825    8,406




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


Results of Operations - Fiscal 2004 as Compared to Fiscal 2003.

      For Fiscal 2004, revenues were $24,588,977 as compared to $26,781,400 in Fiscal 2003, a decrease of $2,192,423 or 8%. The
Company believes the decrease was a reduction of demand for the Company's product in the current economic environment as there appears to be a nationwide trend towards simpler weddings. In addition, the temporary increase in the number of weddings subsequent to September 11, 2001 has subsided. Also, brides-to-be purchase their wedding gowns ten to twelve months in advance of their wedding, and therefore, the decrease in sales is also reflective of the slower economy of one year ago.

      The Company's gross profit margin decreased in Fiscal 2004 to 39% from 42% in Fiscal 2003. The primary reason for this decrease was that the Company's product mix for Fiscal 2004 included a higher percentage of lower margin bridesmaids' dresses as compared to Fiscal 2003 when sales represented a higher percentage of bridal gowns with higher mark ups. This resulted in approximately a 1% decrease in the margin or $240,000. Additionally, new leases for production facilities accounted for approximately $150,000 of additional expenses. These expenses, along with lower efficiencies due to the lower sales volume, account for the decrease in gross margin.

       Selling, general and administrative ("SG&A") expenses decreased to $8,952,645 or 36% of net sales in Fiscal 2004 from $9,899,846 or 37% of sales in Fiscal 2003, a decrease of $947,201. The Company's efforts to control costs resulted in a decrease in approximately $300,000 of decreased salaries in addition to approximately $400,000 of reduced office, telephone and travel expenses. In 2003 the Company also incurred a $208,000 expense relating to cancellation of certain stock options.

      The Company generated net income of $367,773, or $0.19 per share-basic and $0.18 per share-diluted for Fiscal 2004 as compared to net income of $807,752, or $0.42 per share-basic and $0.40 per share-diluted for Fiscal 2003. This was reflective of the reduced sales level.


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

       Selling, general and administrative ("SG&A") expenses increased to $9,899,846 or 37% of net sales in Fiscal 2003 from $9,300,939 or 36.6% of sales in Fiscal 2002, an increase of $ 598,907. The Company's efforts in cost controls that resulted in a decrease in approximately $500,000 of expenses in office, telephone, travel, and salaries was offset by an increase of $1,000,000 in promotional expenses, as well as a $208,000 expense relating to canceling certain stock options.

      The Company generated net income of $807,752, or $0.42 per share-basic and $0.40 per share-diluted for Fiscal 2003 as compared to net income of $1,109,133, or $0.54 per share-basic and $0.53 per share-diluted for Fiscal 2002.

Liquidity and Capital Resources

      The Company's working capital increased to $7,943,317 at October 31, 2004 from $7,210,049 at October 31, 2003, an increase of $733,268. The Company's current ratio was 6.0 to 1 at October
31, 2004 and 4.4 to 1 at October 31, 2003.

      During Fiscal 2004, net cash provided by the Company's operating activities was $371,788 as compared to cash provided by operating activities of $742,192 in Fiscal 2003. In Fiscal 2004, the Company increased its inventory in excess of $600,000 over Fiscal 2003 levels and purchased raw materials as the Company anticipated growth in the new Alvina Valenta bridesmaid line of dresses, as well as other new product lines. The Company reduced accounts receivable by close to $900,000 and accounts payable and other liabilities by over $500,000 as business slowed during the year.

     Cash used in investing activities in Fiscal 2004 was $43,687 as compared to $320,373 in Fiscal 2003. In 2003 the Company incurred costs associated with the expansion of its production facility.

      Cash provided by financing activities in Fiscal 2004 was $48,500 as compared to using $161,566 in Fiscal 2003 when the Company purchased $214,261 of treasury stock.

      The Company's working capital increased to $6,803,455 at October 31, 2003 from $6,091,587 at October 31, 2002, an increase of $711,868. The Company's current ratio was 4.4 to 1 at October
31, 2003 as compared to 4.2 to 1 at October 31, 2002.

      During Fiscal 2003, net cash provided by the Company's operating activities was $1,841,085 as compared to cash provided by operating activities of $272,298 in Fiscal 2002. The increase was primarily due to the increase in net income. Additionally, certain expenses, including taxes, incurred in Fiscal 2003 were not payable until Fiscal 2004.

      Cash used in investing activities in Fiscal 2003 was $341,149 as compared to $40,356 in Fiscal 2002, as the Company incurred cost associated with its relocation of its showroom.

      Cash  used  in  financial activities  in  Fiscal  2003  was
$745,773  as  compared  to $182,629 in  Fiscal  2002.   This  was
primarily a result of the Company eliminating its revolving credit borrowings in Fiscal 2003 of $1,250,000 as well as increased purchases of treasury stock.
      The Company has a loan agreement with Israel Discount Bank of New York (the "Credit Line"). The Credit Line provides for interest to be charged at the prime interest rate. The Credit Line is secured by a first lien on all of the Company's accounts receivable, inventories, cash, securities, deposits and general intangibles.

      Funds generated from operations along with the Credit Line are expected to be sufficient for the Company to meet its cash flow requirements in the foreseeable future, including all contractual obligations as disclosed in Note 12 to the financial statements.


Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.


Contractual Obligations
-----------------------

     The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of October 31, 2004 and is based on information appearing in the notes to the consolidated financial statements:

Contractual
Obligations   2005     2006       2007      2008      2009     Thereafter     Total
-----------   ----     ----       -----     ----     -----     ---------      -----
Operating   $577,445   $572,170   $562,796  $587,401  $607,711  $1,844,355  $4,751,878
Leases

Employment
 Agreement   481,475    329,834    341,068   352,691   364,716     977,950   2,847,734
             -------    -------   --------   -------   -------    --------   ---------
Total
Contractual $1,058,920  $902,004  $903,864  $940,092  $972,427  $2,822,305  $7,599,612
 Obligations =========   =======   =======   =======   =======   =========   =========

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


Allowances for Doubtful Accounts
--------------------------------

     The Company maintains an allowance for doubtful accounts for losses that it estimates will arise from its customers inability to make required payments. Management makes its estimates of the uncollectability of its accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At October 31, 2004 the allowance for doubtful accounts was $226,000 and at October 31, 2003 it was $301,000.


Inventory Valuation
-------------------

     Management regularly assesses the valuation of the Company's inventories and writes down those inventories which are obsolete or in excess of management forecasted usage to their estimated realizable value. Management estimates of realizable value are based upon its analyses, and assumptions include, but are not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand
requirements.   If  market  conditions are  less  favorable  than
forecasts,  or  actual  demand  from  customers  is  lower   than
management  estimates,  the Company may  be  required  to  record additional inventory write-downs. If demand is higher than expected, the Company may sell its inventories that had previously been written down. At October 31, 2004 and 2003 the Company maintained an obsolescence reserve of $250,000 and $150,000 respectively.

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

ITEM  7A.  Quantitative and Qualitative Disclosures about  Market
           Risk.

          Not Applicable.

ITEM 8.  Financial Statements and Supplementary Data.

      The financial statements listed below are included on pages
F-1 through F-32 following the signature page.

   Title of Document                                  Page
   -----------------                                  ----

Report of Independent Registered Public
   Accounting Firm                                    F-1

Consolidated Balance Sheets as of October 31,
   2004 and 2003
                                                       F-2 - F-3

Consolidated Statements of Income for the
   Years Ended October 31, 2004, 2003 and 2002        F-4

Consolidated Statements of Shareholders' Equity
   for the Years Ended October 31, 2004, 2003
   and 2002                                           F-5 - F-7

Consolidated Statements of Cash Flows for the
   Years Ended October 31, 2004, 2003 and 2002        F-8 - F-9

Notes to Consolidated Financial Statements            F-10 -F-32


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


                            PART III

      The information required by Items 10, 11, 12, 13 and 14 of this Part will be incorporated by reference to the Proxy
Statement of the Company to be filed with the Securities and Exchange Commission on or before February 28, 2005.


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

     4.2 Form of 2003 Stock Incentive Plan, as amended incorporated by reference to the Company's
             Annual Report on Form 10-K for its fiscal year ended October 31, 2003.

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


ITEM 10.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

     (c)  Exhibits (Continued)


     10.3    Subscription  Agreement dated  as  of  December  22,
             1998 between Joseph L. Murphy and the Company incorporated by reference to Exhibit 10.6 to the 1999 10-KSB.

     10.4    Promissory  Note dated as of December  22,  1998  by
             Joseph L. Murphy to the Company incorporated by reference to Exhibit 10.7 to the 1999 10-KSB.

     21      List of Subsidiaries of the Company.

     23.1    Consent of Goldstein Golub Kessler LLP dated February 14,
             2005.

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


                                      JLM COUTURE, INC.



Dated:  February 14, 2005              By:/s/Joseph L. Murphy
                                         ---------------------
                                         Joseph L. Murphy,
                                         President


      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


      Name                    Capacity                Date
     -----                   ----------              -------


/s/Daniel M. Sullivan   Chairman of the Board  February 14, 2005
Daniel M. Sullivan      of Directors


/s/Joseph L. Murphy     President and Director February 14, 2005
Joseph L. Murphy        (principal executive
                         officer)


/s/Joseph E. O'Grady    Secretary and Director February 10, 2005
Joseph E. O'Grady


/s/Jerrold Walkenfeld   Principal accounting   February 13, 2005
Jerrold Walkenfeld      officer (principal
                        Financial officer)


/s/Keith Cannon         Director               February 11, 2005
Keith Cannon




    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
JLM Couture, Inc.

     We have audited the accompanying consolidated balance sheets of JLM Couture, Inc. (a Delaware corporation) and Subsidiaries as of October 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JLM Couture, Inc. and Subsidiaries as of October 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2004 in conformity with United States generally accepted accounting principles.


/s/GOLDSTEIN GOLUB KESSLER LLP
------------------------------
GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 4, 2005



                                     JLM COUTURE, INC. AND
                                         SUBSIDIARIES
                               Consolidated Balance Sheets as of
                                 October 31, 2004 and 2003


                                          2004            2003
                                       ----------     ----------
Current assets:
 Cash and cash equivalents            $ 1,594,664    $ 1,219,063
 Accounts receivable, net of
  allowance for doubtful
  accounts, of $226,000 at
  October 31, 2004 and $301,000
  at October 31, 2003                   2,794,769      3,610,523
 Inventories, net                       4,671,158      4,070,192
 Prepaid expenses and other
  current assets                          377,587        325,283
 Deferred income taxes                          -         20,000
 Prepaid taxes                            102,105         76,188
                                       ----------      ---------
   Total current assets                 9,540,283      9,321,249

Equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization of
 $629,908 at October 31, 2004 and
 $515,333 at October 31, 2003             606,469        677,357

Goodwill                                  211,272        211,272

Samples, net of accumulated
 amortization of $109,271 at
 October 31, 2004 and
 $108,190 at October 31, 2003             231,256        247,120

Other assets                               94,416         94,416
                                       ----------     ----------
                                      $10,683,696    $10,551,414
                                       ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                 JLM COUTURE, INC. AND SUBSIDIARIES
                Consolidated Balance Sheets as of
                    October 31, 2004 and 2003
                           (continued)
                                          2004           2003
                                       ----------      ---------
Current liabilities:
  Accounts payable                    $   831,368    $ 1,193,570
  Accrued expenses and
   other current liabilities              751,598        917,630
  Deferred income taxes                    14,000              -
                                       ----------      ---------
   Total current liabilities           1,596,966      2,111,200
                                       ----------      ---------
Deferred income taxes                     681,000        615,000
                                       ----------      ---------
Total liabilities                       2,277,966      2,726,200
                                       ----------      ---------
Commitments and contingencies (Note 12)
Shareholders' equity:
 Preferred stock, $.0001 par
  value:  Authorized 1,000,000
  shares; Issued and outstanding - none         -              -
 Common stock, $.0002 par
  value:  Authorized 10,000,000 shares;
  issued 2,394,480 at October 31, 2004
  and 2,344,530 at October 31, 2003;
  outstanding 1,962,644 at
  October 31, 2004 and 1,912,694
  at October 31, 2003                         475            465
 Additional paid-in capital             3,939,272      3,679,542
 Retained earnings                      6,247,753      5,879,980
 Accumulated other comprehensive
  Income (loss)                            17,372        (25,095)
                                       ----------      ---------
                                       10,204,872      9,534,892
 Less: Deferred compensation             (385,714)      (248,750)
       Note receivable and
        accrued interest                 (270,460)      (317,960)
       Treasury stock, at cost:
        431,836 shares at October 31,
        2004 and 2003                  (1,142,968)    (1,142,968)
                                       ----------      ---------
   Total shareholders' equity           8,405,730      7,825,214
                                       ----------     ----------
                                      $10,683,696    $10,551,414
                                       ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                  JLM COUTURE, INC. AND SUBSIDIARIES
               Consolidated Statements of Income
                      For the Years Ended
                  October 31, 2004, 2003 and 2002


                                 2004        2003        2002
                              ----------  ----------  ----------
Net sales                    $24,588,977 $26,781,400 $25,405,702
Cost of goods sold            15,043,292  15,487,372  14,038,477
                              ----------  ----------  ----------
Gross profit                   9,545,685  11,294,028  11,367,225
Selling, general and
 administrative expenses       8,952,645   9,899,846   9,300,939
                              ----------  ----------  ----------
Operating income                 593,040   1,394,182   2,066,286
Interest income (expense),
 net of interest expense of
 $7,280 and $8,249 for 2004 and
 2003, respectively and interest
 income of $17,810 for 2002       12,647       8,448     (10,153)
                              ----------  ----------  ----------
Income before provision for
 income taxes                    605,687   1,402,630   2,056,133
Provision for income taxes       237,914     594,878     947,000
                              ----------  ----------  ----------
Net income                   $   367,773 $   807,752 $ 1,109,133
                              ==========  ==========  ==========
Net income per weighted
 average number of common
 shares:

 Basic                             $0.19       $0.42       $0.54
                              ==========  ==========  ==========
 Diluted                           $0.18       $0.40       $0.53
                              ==========  ==========  ==========
Weighted average number of
 common shares outstanding:

 Basic                         1,962,644   1,914,392   2,043,907
                              ==========  ==========  ==========
 Diluted                       2,008,092   1,995,823   2,098,981
                              ==========  ==========  ==========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                     JLM COUTURE, INC. AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                  For the Years Ended October 31, 2004 and 2003

                                                                    Notes                          Total
                                   Additional                       Receivable			   Share-
                 Common Stock      Paid-in   Retained  Deferred     and Accrued   Treasury Stock   holders'
               Shares     Amount   Capital   Earnings  Compensation Interest     Shares    Amount  Equity
--------------------------------------------------------------------------------------------------------------

Balance
 November 1,
 2001          2,330,530   $465   $3,653,642 $3,963,095 (421,250)  $(432,135)  (232,320)  (535,159) $6,228,658

Purchase of
 Treasury
 Stock                                                                         (133,850)  (369,343)   (369,343)

Accrued Interest on
 Notes Receivable                                                     (6,700)                           (6,700)

Payments on Notes
 Receivable                                                           73,570                            73,570

Amortization of
 Deferred
 Compensation                                             86,250                                        86,250

Net Income                                    1,109,133                                              1,109,133
              ---------    ---     ---------  ---------  --------   ---------   -------   --------  ----------

Balance October
 31, 2002     2,330,530   $465    $3,653,642 $5,072,228 $(335,000)  $(365,265) (366,170) $(904,502) $7,121,568
              =========    ===     =========  =========  ========   =========   =======   ========  ==========





The accompanying notes to consolidated financial statements are an integral part of these financial statements.




                       JLM COUTURE, INC. AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                  For the Years Ended October 31, 2004 and 2003



                                                      Accumulated              Notes                          Total
                                   Additional         Other                    Receivable                     Share-
                 Common Stock      Paid-in   Retained Comprehen-  Deferred     and Accrued   Treasury Stock   holders'
               Shares     Amount   Capital   Earnings sive Loss   Compensation Interest     Shares    Amount  Equity
-------------------------------------------------------------------------------------------------------------------------

Balance October
 31, 2002     2,330,530    $465  $3,653,642 $5,072,228             (335,000)  $(365,265)  (366,170) $(904,502) $7,121,568

Net Income                                     807,752                                                            807,752

Foreign currency
 translation                                             (25,095)                                                 (25,095)
                                                                                                                ---------
Comprehensive
 Income                                                                                                           782,657
                                                                                                                ---------
Shares tendered
 upon option
 exercise        14,000              24,205                                                 (4,666)   (24,205)

Purchase of
 Treasury
 Stock                                                                                     (61,000)  (214,261)   (214,261)

Exercise of Stock                     1,695                                                                         1,695
 Options

Accrued Interest on
 Notes Receivable                                                                (3,695)                           (3,695)

Payments on Notes
 Receivable                                                                      51,000                            51,000

Amortization of
 Deferred
 Compensation                                                        86,250                                        86,250
               ---------    ---    ---------  ---------   -------   --------     -------   -------  ---------- ----------
Balance October
31, 2003       2,344,530   $465   $3,679,542 $5,879,980  $(25,095) $(248,750)  $(317,960) (431,836)$(1,142,968)$7,825,214
               =========    ===    =========  =========   =======   ========     =======   =======  ========== ==========



The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                       JLM COUTURE, INC. AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                  For the Years Ended October 31, 2004 and 2003



                                                      Accumulated
                                                      Other                     Notes                          Total
                                   Additional         Comprehen-                Receivable                     Share-
                 Common Stock      Paid-in   Retained sive Income  Deferred     and Accrued   Treasury Stock   holders'
               Shares     Amount   Capital   Earnings (Loss)       Compensation Interest     Shares    Amount  Equity
-------------------------------------------------------------------------------------------------------------------------

Balance October
 31, 2003    2,344,530    $465   $3,679,542 $5,879,980 $(25,095)   $(248,750)  $(317,960) (431,836) $(1,142,968) $7,825,214

Net income                                     367,773                                                              367,773

Foreign currency
 transaction net
 of taxes of
 $13,552                                                 42,467                                                      42,467
                                                                                                                  ---------
Comprehensive Income                                                                                                410,240
                                                                                                                  ---------
Accrued Interest on
 Notes Receivable                                                                  (500)                               (500)

Payments on Notes
 Receivable                                                                      48,000                              48,000

Employee Stock
 Grant          49,950      10      259,730                         (259,740)                                             -

Amortization of
 Deferred
 Compensation                                                        122,776                                        122,776
             ---------     ---    ---------  --------- --------    ---------   --------   -------   ----------   ----------

Balance
 October 31,
 2004        2,394,480    $475   $3,939,272 $6,247,753  $17,372    $(385,714) $(270,460)$(431,836) $(1,142,968)  $8,405,730
             =========     ===    =========  ========= ========    =========   ========   =======   ==========   ==========



The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                  JLM COUTURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
          For the Years Ended October 31, 2004, 2003 and 2002


                                            2004       2003       2002
                                         ---------  ---------   --------
Cash flows from operating activities:
Net income                                 367,773    807,752  1,109,133
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization             114,575    103,280     94,633
 Provision for doubtful accounts            24,000     50,000          -
 Foreign currency translation               42,467    (25,095)         -
 Accrued interest income on note
  receivable                                  (500)    (3,695)    (6,700)
 Compensation expense on issuance
  of stock options and common stock        122,776     86,250     86,250
 Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                             791,754    (64,318)  (161,677)
    Increase in inventories               (600,966)  (322,835)   (31,204)
   (Increase) decrease in prepaid
    expenses and other current assets      (52,304)   206,429    109,075
   Increase in prepaid taxes               (25,917)   (76,188)         -
   (Increase) decrease in samples
    and other assets                        15,864    (30,959)     3,713
   Increase (decrease) in accounts
    payable                               (362,202)   179,329   (160,772)
   Increase (decrease) in
    accrued expenses and other
    current liabilities                   (166,032)   131,531    502,584
   Increase (decrease) in income taxes
    payable                                      -   (157,289)   157,289
   Increase (decrease) in deferred
    income taxes                           100,000   (142,000)   147,000
   Decrease in other long-term
    liabilities                                  -          -     (8,239)
   Net cash provided by                  ---------  ---------  ---------
    operating activities                   371,288    742,192  1,841,085
                                         ---------  --------- ----------
 Cash flows from investing activities:
   Purchase of property and equipment      (43,687)  (320,373)  (341,149)
   Net cash used in investing activ-     ---------  --------- ----------
    ities                                  (43,687)  (320,373)  (341,149)
                                         ---------  --------- ----------


The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                  JLM COUTURE, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
          For the Years Ended October 31, 2004, 2003 and 2002
                              (Continued)






                                            2004       2003      2002
                                        --------  --------- ----------
Cash flows from financing activities:
 Net reductions of revolving
  line of credit                      $        -  $       -  $(450,000)
 Payments on note receivable              48,000     51,000     73,570
 Proceeds from stock option exercise           -      1,695          -
 Purchase of treasury stock                    -   (214,261)  (369,343)
                                       ---------  ---------  ---------
 Net cash provided by (used in)
  financing activities                    48,000   (161,566)  (745,773)
                                       ---------  ---------  ---------
 Net increase in cash                    375,601    260,253    754,163
 Cash and cash equivalents,
  beginning of year                    1,219,063    958,810    204,647
                                       ---------  ---------  ---------
Cash and cash equivalents,
 end of year                          $1,594,664 $1,219,063 $  958,810
                                       =========  =========  =========



     Supplemental Disclosures of Cash Flow Information

 Non cash financing activity:

  Employee stock grant                  $259,740          -          -
                                         =======    =======    =======
 Cash paid during the year for:
  Interest                              $  7,014   $  4,553   $ 30,107
                                         =======    =======    =======

  Income taxes                          $156,931   $970,000   $490,000
                                         =======    =======    =======




The accompanying notes to consolidated financial statements are an integral part of these financial statements.



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


Note 1.   The Company

          JLM Couture, Inc. and Subsidiaries (the "Company") is engaged in the design and manufacture of traditional, high quality bridal wear and related accessories, including bridesmaid gowns. Products are sold to specialty bridal shops located throughout the continental United States and Western Europe. The Company operates in one segment.

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

          Foreign Currency Translation

          All assets and liabilities of the foreign subsidiary are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year.

          The aggregate effect of translation adjustments has been deferred and is reflected as a separate component of shareholders' equity as of October 31, 2003 and October 31, 2004.


               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


          No   material  year-end  foreign  currency  translation
          adjustments were necessary at October 31, 2002.

          Cash Equivalents

          For  purposes  of  the statement  of  cash  flows,  the
          Company   considers   all  highly  liquid   investments
          purchased with an original maturity of three months or less to be cash equivalents.

          Concentration of Credit Risk

          The  Company  maintains cash in bank  deposit  accounts
          which, at times, exceed federally insured limits.   The
          Company  has  not  experienced  any  losses  on   these
          accounts.

          Allowance for Doubtful Accounts

          Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The allowance for doubtful accounts is determined based upon estimates made by management and maintained at a level considered adequate to provide for future uncollectable amounts. Actual results could differ from these estimates. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

          Inventories

          Inventories are valued at the lower of cost (first-in, first-out) or market and include material, labor and overhead.

          Prepaid Expenses

          Prepaid expenses include prepaid advertising
          and marketing costs, which reflect costs of advertisements that have not been published. Upon publishing of an advertisement, the related cost is expensed by the Company. Advertising and promotional costs for the years ended October 31, 2004, 2003 and 2002 were $3,008,949, $3,080,784 and $2,054,861, respectively.



          JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


          Equipment and Leasehold Improvements

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

          Goodwill

                      The  Company  has  adopted  SFAS  No.  142,
          "Goodwill  and Other Intangible Assets". SFAS  No.  142
          addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill to be periodically reviewed for impairment rather than amortized, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets."

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



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


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

          Fair Value of Financial Instruments

          The carrying value of the Company's current receivables and payables approximates its fair value because of the short-term maturities of those instruments.

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

          Freight And Delivery Costs

          The Company's freight and delivery costs are included in selling, general and administrative expenses and amounted to approximately $686,000, $773,000 and $715,000 for the years ended October 31, 2004, 2003




               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


          and 2002, respectively. Amounts charged to customers for freight and delivery are included in revenues.

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


               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


Year Ended October 31,           2004         2003        2002
----------------------------------------------------------------
Net income - as reported       $367,773    $807,752   $1,109,133

Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects      58,941      57,663       35,690
----------------------------------------------------------------

Net income - pro forma         $308,832    $750,089   $1,073,440
================================================================
Basic income per share -
  as reported                     $0.19       $0.42        $0.54
================================================================
Basic income per share -
  pro forma                       $0.16       $0.39        $0.53
================================================================
Diluted income per share -
  as reported                     $0.18       $0.40        $0.53
================================================================
Diluted income per share -
  pro forma                       $0.15       $0.38        $0.51
================================================================

The  fair value of issued stock options was estimated at the date
of   grant   using   the  Black-Scholes  option   pricing   model
incorporating the following assumptions for options granted:

                                      For The Years Ended
                                           October 31,
                                     ----------------------
                                     2004     2003     2002
                                     ----     ----     ----
          Weighted average
           market price at
           date of grant            $2.98    $3.66    $2.10
          Risk free interest rate    3.35%    4.50%    4.50%
          Volatility factor            62%     100%     100%
          Expected life of
           the stock options          5.0 yrs  5.0 yrs  5.0 yrs
          Expected dividends         $  -     $  -     $  -



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


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

          A reconciliation of the weighted average number of shares of common stock outstanding to the weighted average number of shares of common stock outstanding assuming dilution is as follows:


                                      Years Ended October 31,
                                 -------------------------------
                                    2004      2003       2002
                                 ---------  ---------  ---------
Basic weighted average           1,962,644  1,914,392  2,043,907
 common shares outstanding
Effect of dilutive securities:
  Stock options                     45,448     81,431     55,074
Diluted weighted average         ---------  ---------  ---------
 common shares outstanding       2,008,092  1,995,823  2,098,981
                                 =========  =========  =========

          New Accounting Standards

          In December 2004, the FASB issued a Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models.
               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


          The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table above reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the year ended October 31, 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending September 30, 2005.

          Cost of Goods Sold

          The cost of goods sold includes all materials used in producing dresses, labor costs (inclusive of fringe benefits), production sample costs, as well as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of the Company's distribution network.

          Selling, General & Administrative Costs

          The Company's selling, general & administrative costs ("SG&A") include, advertising and promotional costs, sales expenses, freight and delivery, office expenses, computer related costs, travel and entertainment, credit and collection costs as well as bad debts. All salary costs (as well as related fringe benefits) not
               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


          directly related to the production of dresses are charged to SG&A.


Note 3.   Inventories

          Inventories consisted of the following:


                                              October 31,
                                      ------------------------
                                        2004            2003
                                      ---------      ---------

          Raw materials              $4,019,492     $3,319,321
          Work-in-process               155,711        180,816
          Finished goods                495,955        570,055
                                      ---------      ---------
                                     $4,671,158     $4,070,192
                                      =========      =========


          Raw  materials are shown net of a $250,000 and $150,000
          obsolescence  reserve  at October  31,  2004  and  2003
          respectively.


Note 4.   Prepaid Expenses and Other Current Assets

                         Prepaid expenses and other current assets consisted of the following:

                                             October 31,
                                      ------------------------
                                         2004          2003
                                      ---------      ---------

          Prepaid advertising and     $ 314,400      $ 285,948
           marketing costs
          Other                          63,187         39,335
                                      ---------      ---------
                                      $ 377,587      $ 325,283
                                      =========      =========


               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002



Note 5.   Equipment and Leasehold Improvements


          Equipment and leasehold improvements are summarized as follows:

                                              October 31,
                                       -----------------------
                                         2004           2003
                                       ---------     ---------

          Furniture and equipment     $  583,895    $  542,608
          Leasehold improvements         603,659       601,259
          Transportation equipment        48,823        48,823
                                       ---------     ---------
                                       1,236,377     1,192,690
          Less:  Accumulated
           depreciation and
           amortization                 (629,908)     (515,333)
                                       ---------     ---------
          Equipment and leasehold
           improvements, net          $  606,469    $  677,357
                                       =========     =========


Note 6.   Goodwill

      Effective November 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a definite life be amortized over its useful life and that goodwill and intangible assets with indefinite lives are not to be amortized and the remaining book value is to be tested for impairment at least annually at the reporting unit level using a two-step impairment test. To accomplish this, the Company determined the fair value of the reporting unit and compared it to the carrying amount of the reporting unit at that date. No impairment charges resulted from this evaluation since the fair value of the reporting unit exceeded the carrying amount.



                JLM COUTURE, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements
        For the Years Ended October 31, 2004, 2003 and 2002


      The following pro-forma information reconciles net income reported for the years ended October 31, 2004, 2003 and 2002 to adjusted net income reflecting the adoption of SFAS No. 142.

                            2004            2003          2002
                           -------       ---------      ---------
Reported net income       $367,773        $807,752     $1,109,133
Addback: Goodwill
 amortization                    -               -         14,084
                           -------       ---------      ---------
Adjusted net income       $367,773        $807,752     $1,123,217
                           =======       =========      =========
Basic income per share:
 Reported net income          0.19            0.42           0.54
 Addback: Goodwill
   amortization                  -               -           0.01
                           -------       ---------       --------
 Adjusted net income          0.19            0.42           0.55
                           =======       =========       ========
Diluted income per share:
 Reported net income          0.18            0.40           0.53
 Addback: Goodwill
   and amortization              -               -           0.01
                           -------       ---------       --------
Adjusted net income           0.18            0.40           0.54
                           =======       =========       ========

Note 7.   Accrued Expenses and Other Current Liabilities

          Accrued expenses and other current liabilities are summarized as follows:
                                              October 31,
                                        ----------------------
                                          2004          2003
                                        --------      --------
               Payroll and related
                expenses                $280,164      $420,738
               Other                     471,434       496,892
                                        --------      --------
                                        $751,598      $917,630
                                        ========      ========



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


Note 8.   Revolving Line of Credit

          The Company has a line of credit agreement with Israel Discount Bank of New York ("IDB"). The proceeds of the credit facility were initially used to repay amounts outstanding under the Company's previous line of credit facility. Credit availability is based on eligible amounts of accounts receivable, as defined, up to a maximum of $1,250,000. Based on eligible accounts receivable at October 31, 2004, $1,250,000 was available for future borrowing. The line of credit facility is secured by the Company's cash, accounts receivable, inventory, securities, deposits and general intangibles. Interest is charged at the prime rate (4.75% at October 31, 2004). The line of credit agreement will automatically renew each year unless either party provides 60 days notice to terminate the line of credit agreement. There were no interest expense charged to operations related to the IDB line of credit facility for the years ended October 31, 2004 and 2003. At October 31, 2004 and 2003, the Company had no outstanding borrowings under the line of credit agreement.

Note 9.   Income Taxes

          The  provision  for income taxes for  the  years  ended
          October 31, 2004, 2003 and 2002, consist of the following:

                                   2004       2003       2002
               Current:          --------   --------   --------
               Federal           $136,462   $564,665   $592,183
               State and local     (5,448)   172,213    206,817
                                 --------   --------   --------
                                 $131,014   $736,878   $799,000
                                 --------   --------   --------
               Deferred:
               Federal             40,900    (93,000)   113,000
               State and local     66,000    (49,000)    35,000
                                 --------   --------   --------
                                  106,900   (142,000)   148,000
                                 --------   --------   --------
                                 $237,914   $594,878   $947,000
                                 ========   ========   ========



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


     A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended October
     31, 2004, 2003 and 2002, is as follows:


                                          2004     2003    2002
                                          ----     ----    ----
     Statutory federal income tax at
      applicable rates                     34%      34%     34%
     State and local taxes, net of
      federal tax benefit                   0%       8%      7%
     Nondeductible expenses                 3%       2%      3%
     Other                                  2%      (2%)     2%
                                           ---      ---     ---
                                           39%      42%     46%
                                           ===      ===     ===


The components of deferred income tax assets and liabilities are as follows:

                                             October 31,
                                      -------------------------
                                         2004           2003
                                      ----------     ----------
Deferred tax assets:
 Allowance for doubtful accounts      $   99,000    $   132,000
 Other liabilities and accruals           25,000         14,000
                                      ----------     ----------
  Total deferred tax assets           $  124,000    $   146,000
                                      ----------     ----------
Deferred tax liabilities:
 Prepaid advertising and
  marketing expenses                    (138,000)      (126,000)
 Intercompany reimbursement taxed
  in different period                   (659,000)      (593,000)
 Accumulated depreciation and
  amortization                           (22,000)       (22,000)
                                      ----------     ----------
  Total deferred tax liabilities        (819,000)      (741,000)
                                      ----------     ----------
Net deferred tax liability            $ (695,000)   $  (595,000)
                                      ==========     ==========



               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002


          Deferred income taxes are provided on temporary differences between financial statement and taxable income. Realization of deferred income tax assets is dependent on generating sufficient taxable income in the future.


Note 10.  Shareholders' Equity

          During   fiscal  years  2003  and  2002,  the   Company
          repurchased 61,000 and 133,850 shares of Common  Stock,
          respectively, in the open market at a cost of  $214,261
          and $369,343, respectively.

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

          On October 28, 2003, the Company adopted the 2003 Stock Incentive Plan (the "2003 Plan"). Awards may be granted under the 2003 Plan on and after its effective date (August 12, 2003). The 2003 Plan authorizes the grant of incentive options, nonqualified options, SARs, restricted awards and performance awards. Incentive options may only be granted to employees of the Company. The option price at which an option may be exercised must be at least 100% of the fair market value per share of the Common Stock on the date of grant (or 110% of the fair market value with respect to incentive options granted to an employee who owns
               JLM COUTURE, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
       For the Years Ended October 31, 2004, 2003 and 2002



          stock possessing more than 10% of the total voting power of all classes of stock of the Company). The maximum number of shares that may be issued pursuant to awards granted under the 2003 Plan may not exceed the sum of (a) 500,000 shares, plus (b) any shares of Common Stock remaining available for issuance as of the effective date of the 2003 Plan under the 1996 Plan.




                      JLM COUTURE, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
               For the Years Ended October 31, 2004, 2003 and 2002




The following table summarizes data relating to non-incentive plan options and incentive plan options:


                  Incentive

------------------------------------------------------------------------
                            Weighted        Weighted          Weighted
                            Average         Average           Average
                            Exercise        Exercise          Exercise
                     2004   Price     2003  Price      2002   Price
------------------------------------------------------------------------
Options outstanding
 at the beginning of
 the year            64,000  2.64    48,000   2.10   122,500    3.32
Options granted      51,000  2.98    22,000   3.66    48,000    2.10
Options expired     (12,000) 2.10         -      -  (122,500)   3.32
Options exercised         -     -    (6,000)  2.10         -       -
                    -------  ----   -------   ----   -------    ----
Options outstanding
 at the end of the
 year               103,000  2.87    64,000   2.64    48,000    2.10
                    =======  ====   =======   ====   =======    ====
Options exercisable
 at the end of the
  year              52,000   2.75         -      -         -      -
                    =======  ====   =======   ====   =======    ====


                                        Non-Incentive
                    -------------------------------------------------
                           Weighted        Weighted          Weighted
                            Average         Average           Average
                            Exercise        Exercise          Exercise
                     2004   Price     2003  Price      2002   Price
--------------------------------------------------- ------------------
options outstanding
 at the beginning of
 the year           140,000   2.05   354,000   2.33   408,000    3.11
Options granted           -      -         -      -   124,000    2.10
Options expired           -      -  (200,000)  2.56  (178,000)   3.95
Options exercised         -      -   (14,000)  1.85         -       -
                    -------   ----   -------   ----   -------    ----
Options outstanding
 at the end of the
 year               140,000    2.05   140,000   2.05   354,000   2.33
                    =======   =====   =======   ====   =======   ====
Options exercisable
 at the end of the
  year              140,000    2.05    20,000   1.75   230,000   2.46
                    =======  ======   =======   ====   =======   ====




                    JLM COUTURE, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
            For the Years Ended October 31, 2004, 2003 and 2002



    The weighted average fair value of options granted during the years ended October 31, 2004, 2003 and 2002 was $2.98, $3.66 and
    $1.20, respectively.

    The following table summarizes information about stock options outstanding and exercisable at October 31, 2004:


                            Options Outstanding        Options Exercisable
                  -----------------------------------  -------------------

                               Weighted
                               Average       Weighted           Weighted
                               Remaining     Average   Number   Average
Range of          Number       Contractual   Exercise  Exerc-   Exercise
Exercise Price    Outstanding  Life          Price     isable   Price
--------------    -----------  -----------   --------  -------  ---------
$1.79 - $2.10        170,000      2 yrs        2.06    170,000    2.06

$2.98 - $3.66         73,000      4 yrs        3.18     22,000    3.66

==============    ===========  ===========   ========  =======  =========


  At October 31, 2004, 629,000 shares of common stock were reserved for future issuance of stock options.


Note 11.  Related Party Transactions

          Notes Receivable - Sale of Stock

          On October 15, 1990, the Company's former president exercised a stock option to purchase 36,458 shares of Common Stock at a purchase price of $.96 per share. A $35,000 note was received for the purchase. The note together with interest accruing at a prime rate plus one percent per annum, is due on demand. The outstanding principal and interest balance at October 31, 2004 and 2003 was $36,710 and $39,710, respectively.




                   JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2004, 2003 and 2002


          On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid.

          The  promissory  note  bears interest at  5%  per  annum.   The
          outstanding principal and interest balance at October 31, 2004 and 2003 was $233,750 and $278,250, respectively.

          On June 5, 2000, pursuant to an employment agreement, the Company issued 50,000 unregistered shares to an employee of the Company. The employment agreement expires on October 31, 2008. Deferred compensation for the fair value of the related shares was recorded in connection with this issuance. The unamortized portion of such deferred compensation will be amortized over the remaining term of the employment agreement.

          On August 14, 2001, pursuant to an employment agreement, the Company issued 200,000 unregistered shares to an executive of the Company. The employment agreement expires on April 30, 2006. Deferred compensation for the fair value of the related shares was recorded in connection with this issuance. The unamortized portion of such deferred compensation will be amortized over the remaining term of the employment agreement.

          On June 5, 2004, pursuant to an employment agreement, the Company issued 49,950 unregistered shares to an employee of the Company. The employment agreement expires on October 31, 2013. Deferred compensation for the fair value of the related shares was recorded in connection with this issuance. The unamortized portion of such deferred compensation will be amortized over the remaining term of the employment agreement.

          The unamortized portion of the deferred compensation represents the value of the shares that must be repaid to the Company if the respective employee does not complete the term of the contract.



                   JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2004, 2003 and 2002



Note 12.  Commitments and Contingencies

          Lease Commitments


          The Company leases office, production, and showroom facilities under leases expiring through 2013. Minimum annual rentals under such leases are as follows:


                   Year Ending October 31,
                 ---------------------------

                 2005             $  577,445
                 2006                572,170
                 2007                562,796
                 2008                587,401
                 2009                607,711
                 Thereafter        1,844,355
                                   ---------
                                  $4,751,878
                                   =========


          Rent expense charged to operations for the foregoing lease and short-term rentals for the years ended October 31, 2004, 2003 and 2002 amounted to $705,808, $614,401 and $520,640, respectively.

          The leases provide for scheduled increases in base rent. Rent expense is charged to operations ratably over the term of the leases which results in deferred rent payable which represents cumulative rent expense charged to operations from inception of these leases in excess of required lease payments.

          At October 31, 2004 and 2003, the Company was committed under a stand-by letter of credit issued by the bank on its behalf for approximately $160,299.



                   JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2004, 2003 and 2002



          Employment Agreements

                         The Company has employment agreements with four of
          its  key employees terminating at various dates through October
          2013.   Total  compensation expense under the  terms  of  these
          agreements for the years ended October 31, 2004, 2003 and 2002 was $792,500, $769,704 and $941,650, respectively.


          Future minimum commitments under these employment agreements are as follows:


                    Year Ending October 31,
                 ----------------------------

                 2005              $  481,475
                 2006                 329,834
                 2007                 341,068
                 2008                 352,691
                 2009                 364,716
                 Thereafter           977,950
                                    ---------
                                   $2,847,734
                                    =========




                   JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2004, 2003 and 2002



Note 13.  Valuation and Qualifying Accounts

Years ended October 31, 2004, 2003 and 2002 (in 000's)


                            Balance at    Charged to  Charged               Balance
                            Beginning     costs and   to other  Deductions  at end
                            of year       expenses    accounts     (1)      of year
                            -----------   ----------  --------  ----------  -------

Year ended October 31,       $301           $ 24          -       $ 99        $226
2004, allowance for
doubtful accounts
(deducted from accounts
receivable)

Year ended October 31,       $326           $376          -       $401        $301
2003, allowance for
doubtful accounts
(deducted from accounts
receivable)

Year ended October 31,       $301           $294          -       $268        $326
2002, allowance for
doubtful accounts
(deducted from accounts
receivable)

<FN1>
(1)  Accounts deemed to be uncollectible.






                   JLM COUTURE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
           For the Years Ended October 31, 2004, 2003 and 2002


Note 14.  Interim Financial Information (Unaudited)



                                         Three-Month Period Ended
                         ----------------------------------------------------
2004                     January 31      April 30     July 30     October 31
                         ----------------------------------------------------
Revenue                    $5,320,696     $7,685,109   $6,954,600  $4,628,572
Gross profit                2,055,069      3,011,852    2,633,990   1,844,774
Net income (loss)              31,546        335,683      161,347    (160,803)
Basic earnings per share         0.02           0.18         0.08       (0.09)
Diluted earnings per share       0.02           0.17         0.08       (0.09)




                                          Three-Month Period Ended
                        ----------------------------------------------------
2003                    January 31      April 30     July 30     October 31
                        ----------------------------------------------------
                                          ,C>
Revenue                    $5,653,948     $8,021,560   $7,847,951 $5,257,941
Gross profit                2,413,252      3,307,781    3,316,720  2,256,275
Net income (loss)             200,505        392,985      481,105   (266,843)
Basic earnings per share         0.10           0.21         0.25      (0.14)
Diluted earnings per share       0.10           0.19         0.24      (0.13)




                                         Three-Month Period Ended
                        ----------------------------------------------------
2002                    January 31      April 30     July 30     October 31
                        ----------------------------------------------------
Revenue                    $4,643,091     $7,801,100   $7,745,328 $5,216,183
Gross profit                1,958,271      2,992,880    3,033,275  3,382,799
Net income                    167,844        380,959     475,569      84,761
Basic earnings per share         0.08           0.19         0.23       0.03
Diluted earnings per share       0.08           0.19         0.23       0.03





                            EXHIBIT INDEX


     4.2       Form of 2003 Stock Incentive Plan, as amended.

     21        List of Subsidiaries of the Company.

     23.1      Consent of Goldstein Golub Kessler LLP dated
               February 14, 2005.

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