Form 10-Q
period 2005-01-31
JLM COUTURE INC
filed 2005-03-22
CIK 806384

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

     Yes [ ]    No [x]

      The number of shares outstanding of the issuer's common stock, par value $.0002 per share, as of March 18, 2005 was 1,912,694.


                          Page 1 of 20.


            The Exhibit Index is located on Page 19.







                       JLM COUTURE, INC.



                             INDEX

                                                         Page
                                                         ----
Part I.  Financial Information:

     Item 1.   Financial Statements.

       Independent Accountants Report                      5

       Condensed Consolidated Balance Sheets at
       January 31, 2005 (unaudited) and
       October 31, 2004                                    6-7

       Condensed Consolidated Statements of Operations
       for the Three Months ended January 31,
       2005 and 2004 (unaudited)                           8

       Condensed Consolidated Statements of Cash Flows
       for the Three Months ended January 31,
       2005 and 2004 (unaudited)                           9-10

       Notes to Condensed Consolidated
        Financial Statements                               11-13

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.                                 14-17

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk.                           18

     Item 4.   Controls and Procedures.                    18


Part II.  Other Information:

     Item 6.   Exhibits and Reports on Form 8-K.           19


Signature                                                  20



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




     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To JLM Couture, Inc.


      We have reviewed the accompanying condensed consolidated balance sheet of JLM Couture, Inc. and Subsidiaries as of January 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three month periods ended January 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of October 31, 2004, and the related consolidated statements of income, cash flows, and shareholders' equity for the year then ended (not presented herein), and in our report dated February 4, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 18, 2005





PART I. FINANCIAL INFORMATION

               JLM COUTURE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                ASSETS




                                           January 31,    October 31,
                                              2005           2004
                                            ---------      ---------
                                           (Unaudited)

Current assets:
 Cash and cash equivalents                 $   975,920   $ 1,594,664
 Accounts receivable, net of allowance
  for doubtful accounts of $251,000 at
  January 31, 2005 and $226,000 at
  October 31, 2004                           3,691,475     2,794,769
 Inventories, net                            5,000,868     4,671,158
 Prepaid expenses and other current
  assets                                       253,375       377,587
 Prepaid taxes                                  60,237       102,105
 Deferred income taxes                         135,000             -
                                            ----------    ----------
    Total current assets                    10,116,875     9,540,283

Equipment and leasehold improvements, net
 of accumulated depreciation and
 amortization of $657,314 at January 31,
 2005 and $629,908 at October 31, 2004         581,135       606,469
Goodwill                                       211,272       211,272
Samples, net of accumulated amortization
 of $165,438 at January 31, 2005 and
 $109,271 at October 31, 2004                  175,089       231,256
Other Assets                                    94,416        94,416
                                            ----------    ----------
    Total Assets                           $11,178,787   $10,683,696
                                            ==========    ==========



See accompanying notes to condensed consolidated financial statements.


                  JLM COUTURE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                          January 31,   October 31,
                                             2005          2004
                                          ----------    ----------
                                          (Unaudited)
Current liabilities:
  Accounts payable                       $ 1,599,333   $   831,368
  Accrued expenses and
    other current liabilities                393,366       751,598
  Deferred income taxes                            -        14,000
                                          ----------    ----------
Total current liabilities                  1,992,699     1,596,966
                                          ----------    ----------
Deferred income taxes                        766,000       681,000
                                          ----------    ----------
Total liabilities                          2,758,699     2,277,966
                                          ----------    ----------
Shareholders' equity:
  Preferred stock - $.0001 par value,
  authorized 1,000,000 shares; issued
  and outstanding- none                         -            -

  Common stock - $.0002 par value,
  authorized 10,000,000 shares;
  issued 2,394,480 at January 31,
  2005 and October 31, 2004;
  outstanding 1,962,644 at January 31,
  2005 and October 31, 2004                      475           475
  Additional paid-in capital               3,939,272     3,939,272
  Retained earnings                        6,234,507     6,247,753
  Accumulated other comprehensive income      18,226        17,372
                                          ----------    ----------
                                          10,192,480    10,204,872
  Less:  Deferred compensation              (356,151)     (385,714)
         Notes receivable and accrued
          interest                          (273,273)     (270,460)
         Treasury stock at cost:
          431,836 shares at January 31,
          2005 and October 31, 2004       (1,142,968)   (1,142,968)
                                          ----------    ----------
      Total shareholders' equity           8,420,088     8,405,730
                                          ----------    ----------
      Total Liabilities and
       Shareholders' Equity             $11,178,787   $10,683,696
                                          ==========    ==========

See accompanying notes to condensed consolidated financial statements.



                  JLM COUTURE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                              (Unaudited)

                                   2005              2004
                                 ---------         ---------
Net sales                       $4,926,015        $5,320,696

Cost of goods sold               3,009,655         3,265,627
                                 ---------         ---------
Gross profit                     1,916,360         2,055,069

Selling, general and
 administrative
 expenses                        1,941,460         2,005,171
                                 ---------         ---------
Operating income (loss)            (25,100)           49,898

Interest Income, net of
 interest expense of $2,175
 and $641 for 2005 and 2004,
 respectively                        4,514             3,648
                                 ---------         ---------
Income (loss) before provision
 (benefit) for income taxes        (20,586)           53,546

Provision (benefit) for income
 taxes                              (7,340)           22,000
                                 ---------         ---------
    Net (loss) income           $  (13,246)       $   31,546
                                 =========         =========
Net (loss) income per weighted
 average number of common
 shares:
    Basic                       $     (.01)       $     0.02
                                 =========         =========
    Diluted                     $     (.01)       $     0.02
                                 =========         =========
Weighted average number
 of common shares
 outstanding:
    Basic                       $1,912,694         1,912,694
                                 =========         =========
    Diluted                     $1,912,694         1,975,372
                                 =========         =========

See accompanying notes to condensed consolidated financial statements.


                  JLM COUTURE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED
                       JANUARY 31, 2005 and 2004
                              (Unaudited)



                                                  2005          2004
                                               ---------      ---------
Cash Flows From Operating Activities:
 Net Income (loss)                            $  (13,246)    $   31,546
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
 Depreciation and amortization                    27,406         29,077
 Accrued interest on note receivable              (2,813)        (3,375)
 Deferred compensation                            29,563         21,562
 Amortization of samples                          56,167         56,684
 Changes in operating assets and liabilities
   Increase in accounts receivable              (896,706)      (780,545)
   Increase in inventories                      (329,710)      (189,899)
   Decrease (Increase) in prepaid expenses
    and other current assets                     124,212         (6,362)
   Decrease in prepaid taxes                      41,868         22,000
   Increase in deferred income taxes             (64,000)        (7,600)
   Increase in accounts payable                  767,965        315,673
   Decrease in accrued expenses and other
    current liabilities                         (358,232)      (110,009)
                                               ---------      ---------
Net Cash Used In Operating Activities           (617,526)      (621,248)
                                               ---------      ---------
Cash Flows From Investing Activities -
   Purchase of property and equipment             (2,072)       (14,925)
                                               ---------      ---------
Foreign currency translation                         854         15,310
                                               ---------      ---------

Net decrease in cash and cash equivalents       (618,744)      (620,863)
Cash and cash equivalents,
 beginning of period                           1,594,664      1,219,063
                                               ---------      ---------
Cash and cash equivalents,
 end of period                                $  975,920     $  598,200
                                               =========      =========


See accompanying notes to condensed consolidated financial statements.

               JLM COUTURE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED
                    JANUARY 31, 2005 and 2004
                          (Unaudited)




 Supplemental Disclosures of Cash Flow Information:



                                         2005            2004
                                       -------         -------
 Cash paid during the period for:
  Interest                             $10,023         $ 7,661
                                       =======         =======

  Income taxes                         $15,000               -
                                       =======         =======


See   accompanying  notes  to  condensed  consolidated  financial statements.


               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


Note 1.    Basis of Presentation

      The condensed consolidated balance sheet as of January 31, 2005, the condensed consolidated statements of operations for the three month periods ended January 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three month periods ended January 31, 2005 and 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, as of January 31, 2005 and for all periods presented have been made. The results of operations are not necessarily indicative of the results to be expected for the full year.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for its fiscal year ended October 31, 2004, which was filed with the Securities and Exchange Commission.

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




               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Three months ended January 31,            2005          2004
----------------------------------------------------------------
Net (loss) income - as reported         $(13,246)      $31,546


Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax effects $ 11,540        16,517

----------------------------------------------------------------

Net income - pro forma                  $(24,786)      $15,029
================================================================
Basic income per share - as reported    $   (.01)      $  0.02
================================================================
Basic income per share - pro forma      $   (.01)      $  0.01
================================================================
Diluted income per share - as reported  $   (.01)      $  0.02
================================================================
Diluted income per share - pro forma    $   (.01)      $  0.01
================================================================

Note 2.   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and include material, labor and overhead.

     Inventories consisted of the following:

                         January 31, 2005      October 31, 2004
                         ----------------      ----------------
Raw materials               $4,006,060             $4,019,492
Work-in-process                359,082                155,711
Finished Goods                 635,726                495,955
                             ---------              ---------
                            $5,000,868             $4,671,158
                             =========              =========


     Raw materials are shown net of $250,000 obsolescence reserve at January 31, 2005 and October 31, 2004.


               JLM COUTURE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)





Note 3.   Revolving Line of Credit

      The Company had an available line of credit of up to $500,000 with a financial institution. Borrowings are collateralized by the Company's cash, accounts receivable, securities, deposits and general intangibles. At January 31, 2005 and October 31, 2004 the Company had no outstanding balances under the revolving line of credit.


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


Allowances for Doubtful Accounts

      We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers inability to make required payments. We make our estimates of the uncollectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $251,000 at January 31, 2005 and $226,000 at October 31, 2004.


               JLM COUTURE, INC. AND SUBSIDIARIES


Inventory Valuation

      We regularly assess the valuation of our inventories and write down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analyses and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. If market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If demand is higher than expected, we may sell our inventories that had previously been written down. At January 31, 2005 and October 31, 2004 we maintained an obsolescence reserve of $250,000.


Impairment of Goodwill

      In determining the recoverability of goodwill, assumptions must be made regarding estimated future cash flows and other factors to determine the fair value of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record charges not previously recorded. Effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, the cost of certain intangibles were no longer subject to amortization but was reviewed for potential impairment during the first three months of Fiscal 2004 and on an annual basis thereafter. The Company concluded, as of January 31, 2005, that there was no impairment to goodwill, and, pursuant to SFAS 142, goodwill is no longer being amortized.


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

               JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.


Results of Operations

      Three months ended January 31, 2005 as compared to three months ended January 31, 2004.

      For the first three months of the Company's fiscal year ending October 31, 2005 ("Fiscal 2005"), revenues decreased to $4,926,015 from $5,320,696, a decrease of 7% over the same period a year ago. This decrease was due to reduced demand for the Company's products in the current economic environment as there is a nationwide trend to more simpler weddings and uncertainty in the job market. Brides tend to purchase their wedding gowns ten to twelve months in advance of their wedding, and therefore, the decrease in sales is reflective of the slower economy of a year ago. Gross profit as a percentage of sales remained at 39%. The net loss was $13,246, as compared to net income of $31,546 in the first three months of fiscal 2004. The swing to a loss was primarily due to the lower sales volume. Per share loss for this period was $0.01 per basic and diluted share, as compared to income of $0.02 per basic and diluted share last year. Selling, general and administrative expenses decreased to $1,941,460 during the current quarter as compared to $2,005,171 in fiscal 2004, as the Company's cost control efforts began to take effect.

Liquidity and Capital Resources

      The  Company's working capital increased to  $8,124,176  at
January  31,  2005  from  $7,943,317 at October  31,  2004.   The
Company's current ratio decreased to 5 to 1 at January  31,  2005 from 6 to 1 at October 31, 2004.

      During the three months ended January 31, 2005, the Company used $617,526 of cash from operating activities, compared to using $621,248 during the same period a year ago. The first fiscal quarter is traditionally a period in which the company must use funds to finance the busier second and third quarters. The Company used $2,072 for investing activities in the current period compared to using $14,925 the same period a year ago.



                 JLM COUTURE, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.
                              (Continued)



     On December 22, 1998, the Company issued an executive of the Company 200,000 shares of Common Stock at a price of $2.25 per share, which was the fair value on the issuance date. The executive executed a ten-year promissory note due to the Company in the amount of $450,000, with $45,000 principal and accrued interest payments due annually on December 22, until repaid. The promissory note bears interest at 5% per annum. The outstanding principal and interest balance at January 31, 2005 and October 31, 2004 was $236,563 and $233,750 respectively.


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


Item  3.   Quantitative and Qualitative Disclosures about  Market
           Risk.

          Not Applicable.



                 JLM COUTURE, INC. AND SUBSIDIARIES



Item 4.   Controls and Procedures.

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e)of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

Dated:   March 22, 2005